Form 10-Q
period 1995-09-30
FIRST NATIONAL BANCORP INC /IL/
filed 1995-11-13
CIK 788783

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                              --------------------


        (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
                For the period ended September 30, 1995

                                   or

        ( ) Transition Report Pursuant to Section 13 of 15(d) of
                  the Securities Exchange Act of 1934
             For the transition period from ----- to -----

                          --------------------


                     Commission file number 0-15123

            I.R.S. Employer Identification Number 31-1182986

                      FIRST NATIONAL BANCORP, INC.
                       (an Illinois Corporation)
                           78 N. Chicago St.
                         Joliet, Illinois 60431
                       Telephone: (815) 726-4371



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES X NO


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,215,902 shares of the Company's Common Stock ($10.00 par value) were

          FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                     (Amounts in Thousands)


                                                      September 30, December 31,
ASSETS                                                    1995          1994
                                                      ------------- ------------

Cash and due from banks ..............................   $  41,064    $  42,832
Interest-bearing deposits in other ...................           0        4,198
financial institutions
Securities
     Taxable .........................................   $ 164,618    $ 148,502
     Tax-exempt ......................................      38,658       41,372
                                                         ---------    ---------
        Total  Securities ............................   $ 203,276    $ 189,874
                                                         ---------    ---------

Federal  funds  sold .................................   $  53,018    $       0
Loans:
     Commercial ......................................   $  82,232    $  91,120
     Agricultural ....................................       8,895        8,485
     Real estate .....................................     210,901      184,795
     Individuals .....................................     132,141      140,671
     Other ...........................................       1,107          940
                                                         ---------    ---------
                                                         $ 435,276    $ 426,011
     Less Unearned Discount ..........................      (2,374)      (4,011)
                                                         ---------    ---------
                                                         $ 432,902    $ 422,000
     Less Allowance for loan losses ..................      (3,771)      (3,082)
                                                         ---------    ---------
         Loans, net ..................................   $ 429,131    $ 418,918
                                                         ---------    ---------

Premises and equipment, net ..........................   $  15,488    $  14,660
Accrued interest and other assets ....................       8,421        9,510
Intangibles, net .....................................      11,866       12,650
                                                         ---------    ---------
TOTAL ASSETS .........................................   $ 762,264    $ 692,642
                                                         =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
     Demand, non-interest bearing ....................   $ 107,832    $ 108,177
     NOW accounts ....................................      58,122       51,944
     Money Market accounts ...........................      44,381       43,796
     Savings .........................................     152,958      151,263
     Time deposits of $100,000 and over ..............      36,502       25,552
     Other time deposits .............................     201,344      175,430
                                                         ---------    ---------
         Total Deposits ..............................   $ 601,139    $ 556,162
                                                         ---------    ---------
     Short-term borrowings ...........................      82,022       59,614
     Long-term debt ..................................       7,826        8,326
     Other liabilities ...............................       5,852        6,883
                                                         ---------    ---------
         Total Liabilities ...........................   $ 696,839    $ 630,985
                                                         ---------    ---------

STOCKHOLDERS' EQUITY
     Common Stock ....................................   $  12,159    $  12,159
     Additional paid in capital ......................       8,846        8,846
     Retained earnings ...............................      44,420       40,652
                                                         ---------    ---------
          Total Stockholders' Equity .................   $  65,425    $  61,657
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 762,264    $ 692,642
                                                         =========    =========


See Notes to Condensed Consolidated Financial Statements.

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                  1995           1994           1995           1994
                                                                                -------        -------        -------        -------
INTEREST INCOME:
  Interest and Fees on Loans ...........................................        $ 9,647        $ 7,804        $28,436        $21,993
  Interest on Securities:
    Taxable ............................................................        $ 2,386        $ 1,959        $ 6,957        $ 6,004
    Tax-exempt .........................................................            609            639          1,770          1,922
                                                                                -------        -------        -------        -------
          Total  Interest  on  Securities ..............................          2,995          2,598          8,727          7,926
                                                                                -------        -------        -------        -------
  Interest on Federal Funds Sold .......................................            820            154          1,989            478
  Interest on Deposits in other Financial Institutions .................              0             46              3            173
                                                                                -------        -------        -------        -------
Total Interest Income ..................................................        $13,462        $10,602        $39,155        $30,570
                                                                                -------        -------        -------        -------


INTEREST EXPENSE:
  Interest on Deposits .................................................        $ 4,794        $ 3,413        $13,271        $ 9,388
  Interest on Borrowings ...............................................          1,278            699          3,714          1,845
                                                                                -------        -------        -------        -------
Total Interest Expense .................................................        $ 6,072        $ 4,112        $16,985        $11,233
                                                                                -------        -------        -------        -------


    Net Interest Income ................................................        $ 7,390        $ 6,490        $22,170        $19,337
  Provision for Loan Losses ............................................            279            262            837            561
                                                                                -------        -------        -------        -------
    Net Interest Income After
      Provision for Loan Loss ..........................................        $ 7,111        $ 6,228        $21,333        $18,776
                                                                                -------        -------        -------        -------


OTHER INCOME:
  Trust Department Fees ................................................        $   181        $   182        $   610        $   615
  Service Fees .........................................................            983            536          2,509          1,776
  Net Securities Gains .................................................            179              4            187              4
  Other ................................................................             87            201            492            395
                                                                                -------        -------        -------        -------
Total Other Income .....................................................        $ 1,430        $   923        $ 3,798        $ 2,790
                                                                                -------        -------        -------        -------


OTHER EXPENSES:
  Salaries and Employee Benefits .......................................        $ 2,465        $ 2,174        $ 7,283        $ 6,321
  Occupancy Expense ....................................................            507            610          1,871          1,704
  Data Processing Expense ..............................................            250            206            664            555
  Other Expenses .......................................................          1,649          1,289          4,867          3,668
                                                                                -------        -------        -------        -------
Total Other Expense ....................................................        $ 4,871        $ 4,279        $14,685        $12,248
                                                                                -------        -------        -------        -------


    Income Before Income Taxes .........................................        $ 3,670        $ 2,872        $10,446        $ 9,318
  Applicable Income Taxes ..............................................          1,188            829          3,336          2,852
                                                                                -------        -------        -------        -------


NET INCOME .............................................................        $ 2,482        $ 2,043        $ 7,110        $ 6,466
                                                                                =======        =======        =======        =======

Earnings per Common Share ..............................................        $  2.04        $  1.68        $  5.85        $  5.32
                                                                                =======        =======        =======        =======

See Notes to Condensed Consolidated Financial Statements.

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts In Thousands)

                                                                      Nine Months
                                                                        Ended       Year Ended
                                                                     September 30, December 31,
CASH FLOWS FROM OPERATIONS ACTIVITIES                                   1995          1994
                                                                     ------------- ------------
Net Income ..........................................................   $  7,110    $  7,507
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation .....................................................        855         984
   Provision for loan losses ........................................        837         830
   Provision for deferred income taxes ..............................        120        (214)
   Amortization of bond premiums, net of (accretion) ................        147         327
   Net securities (gains) losses ....................................       (187)          0
   Amortization of intangibles ......................................        784         619
   (Increase) decrease in accrued interest and other assets .........      1,767      (2,099)
   Increase (decrease) in accrued interest and other liabilities ....     (1,151)        675
                                                                        --------    --------
      Net Cash Provided By Operating Activities .....................   $ 10,282    $  8,629
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Interest bearing deposits in other financial institutions, net ....   $  4,198    $  4,455
  Proceeds from maturities of  securities ...........................     38,886      66,469
  Proceeds from sale of  securities .................................      1,496           0
  Purchase of  securities ...........................................    (53,744)    (48,971)
  Federal funds sold, net ...........................................    (53,018)     39,114
  Loans made to customers, net of principal collections .............    (11,728)    (52,331)
  Purchase of Plano Bancshares, Inc. net of cash
    acquired and debentures issued ..................................          0      (4,644)
  Proceeds from sale of equipment ...................................          0          15
  Purchase of premises and equipment ................................     (1,683)     (1,822)
                                                                        --------    --------
      Net Cash Provided By (Used In)Investing Activities ............   ($75,593)   $  2,285
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in time deposits ..........................   $ 36,864    $ 26,056
  Net increase (decrease) in all other deposit accounts .............      8,113     (10,663)
  Net increase (decrease) in securities sold under agreements
    to repurchase ...................................................     25,843     (20,364)
  Other short-term borrowings, net ..................................     (3,435)      1,941
  Proceeds from long-term debt ......................................          0       3,800
  Principal paid on long-term debt ..................................       (500)       (250)
  Cash paid in lieu of fractional shares ............................          0         (34)
  Dividends paid ....................................................     (3,342)     (3,258)
                                                                        --------    --------
    Net Cash Provided By (Used In) Financing Activities .............   $ 63,543    ($ 2,772)
                                                                        --------    --------
    Net Increase (Decrease) In Cash And Due From Banks ..............   ($ 1,768)   $  8,142

CASH AND DUE FROM BANKS
  Beginning .........................................................     42,832      34,690
                                                                        --------    --------
  Ending ............................................................   $ 41,064    $ 42,832
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid to depositors .....................................   $ 13,034    $ 13,220
    Interest paid on borrowings .....................................      3,263       2,671
    Income taxes ....................................................      2,972       3,503

Other real estate acquired in settlement of loans ...................   $    678    $    444

See Notes to Condensed Consolidated Financial Statements

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions for Form 10 - Q and Rule 10 - 01 of Regulation S - X. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles for complete
Financial Statements. These statements include, however, all adjustments (consisting of normal recurring accruals), which in the opinion of management are considered necessary for the fair presentation of the results for the period shown. Operating results for the three months and nine months periods ending September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Joliet, Southwest Suburban Bank, Bank of Lockport and Plano Bancshares, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - RECLASSIFICATIONS

     Certain amounts included in the condensed consolidated balance sheet at December 31, 1994 and the condensed consolidated statement of cash flows for the year ended December 31, 1994 have been retroactively reclassified to conform to the presentations adopted at September 30, 1995.

NOTE 3 - ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1995 the Company adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, FASB Statement No. 118 which amended certain provisions of FASB No. 114 with respect to income recognition and disclosures, and FASB Statement No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The adoption of these new accounting pronouncements did not have any effect on the September 30, 1995 condensed consolidated financial statements. The Financial Accounting Standards Board also has approved effective for years beginning after December 15, 1995, Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and Statement No. 122, Accounting for Mortgage Servicing Rights. FASB Statements No. 121 and No. 122 are not expected to have a material effect on the consolidated financial statements when adopted.

NOTE  4  -  ACQUISITION  OF  PLANOBANCSHARES,  INC.

     The supplemental schedule of noncash investing and financing activities relative to the purchase of Plano Bancshares, Inc. during the year ended December 31, 1994 is as follows: Acquisition of Plano Bancshares, Inc.

Assets  acquired:
    Cash  and  due  from  banks ...............................          $ 2,317
    Securities ................................................           16,827
    Federal  funds  sold ......................................              814
    Loans,  net ...............................................           34,174
    Premises  and  equipment ..................................            1,609
    Accrued  interest  and  other  assets .....................              753
    Intangibles ...............................................            6,127
                                                                         -------
                                                                         $62,621
                                                                         -------

Liabilities  assumed:
    Demand,  NOW  and  Money  Market ..........................          $ 6,106
deposits
    Savings  and  time  deposits ..............................           43,649
    Deferred  taxes ...........................................            1,526
    Other  liabilities ........................................              603
                                                                         -------
                                                                         $51,884
                                                                         -------


Total  purchase  price ........................................          $10,737
Debentures  issued ............................................            3,776
                                                                         =======
Cash  paid ....................................................          $ 6,961
                                                                         =======

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following management's discussion and analysis focuses on the consolidated financial position of First National Bancorp, Inc. ("The Company") as of September 30, 1995, as compared to the position of the Company at December 31, 1994, as well as the results of operations for the three months and nine months ended September 30, 1995 and 1994. This discussion is intended to be read in conjunction with the financial statements and notes.


HIGHLIGHTS

     First National Bancorp's net income for the nine months ended September 30, 1995 was $7,110,000 as compared to $6,466,000 for the same period in 1994. Earnings per share for the nine months ended September 30, 1995 was $5.85 versus $5.32 for the same period in 1994. As of September 30, 1995, Total Assets were $762,264,000 versus $692,642,000 on December 31, 1994. Total Stockholder's Equity at September 30, 1995 was 8.6% of assets as compared to 8.9% at December 31, 1994.

BALANCE SHEET

     Total assets increased by $69,622,000, or 10.1%, from the totals reported at December 31, 1994. An increase of $44,977,000 in Total Deposits and an increase of $22,408,000 in Short- Term Borrowings were offset primarily by increases in Fed Funds Sold of $53,018,000, Securities and Investment CD's increased by $9,204,000 and net Loans increased by $10,213,000. Net Loans were $429,131,000 at September 30, 1995, which represented 56.3% of total assets and 71.4% of total deposits compared to the December 31, 1994 total of $418,918,000 or 60.5% of total assets and 75.3% of total deposits.

     Securities ended the period at $203,276,000 as compared to $189,874,000 on December 31, 1994, which represents an increase of 7.1%. The security portfolio was 80.1% invested in U.S. Government obligations and 19.6% in obligations of State and Political Subdivisions and .3% in Other Securities at September 30, 1995. The allowance for loan losses increased $689,000 for the nine month period ended September 30, 1995 to $3,771,000 which represented .9% of loans, net of unearned income. At December 31, 1994, the allowance for loan losses represented
 .7% of such loan balances. A portion of this increase relates to the expansion of the subsidiary Banks into credit card lending programs. Historical loss experience in credit card lending is greater than the Banks' overall loss experience requiring an increase in the allowance for loan losses. Management continues to monitor the current loan portfolio and assess potential future charge-offs in order to determine the level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate to absorb estimated future losses on the loan portfolio. The deposit mix at September 30, 1995, consisted of $107,832,000 of non-interest bearing deposits (17.9% of total deposits) and $493,307,000 of interest bearing deposits ( 82.1% of total deposits). This compares to December 31, 1994 totals of $108,177,000 non-interest bearing deposits (19.5% of total deposits ) and $447,985,000 of interest-bearing deposits (80.5% of total deposits). Tier 1 Capital at September 30, 1995 was 11.8% compared to 11.5% at December 31, 1994. Banking regulations require bank holding companies to maintain a Tier 1 Capital ratio of at least 6.0% to be considered "well capitalized".


INCOME STATEMENT

     Plano Bancshares, Inc. was purchased on November 1, 1994, therefore operating results of that subsidiary are included in consolidated results for the Company only from that date. Net interest income for the first nine months was 14.7% higher than in the same period in 1994. This increase is due to an increase in loan and security volumes, and higher yields in the current year. The same factors contributed to an increase of 13.9% for the three months ended September 30, 1995 compared to the same period in 1994.

     Other income for the first nine months increased $1,008,000 or 36.1% over the same period in 1994. This is due primarily to increased service charges on deposit accounts of $228,000 , gains on loans sold of $141,000 and increased securities gains of $183,000. For the three month period ending September 30, 1995, other income was $507,000 or 54.9% higher than the same period in 1994.

     For the nine months ending September 30, 1995, Other Expenses were $2,437,000 or 19.9% higher than the same period in 1994. Higher salary and benefit costs, increased intangible amortization, and other real estate expenses, offset by a one-time FDIC insurance refund of $339,000, accounted for most of the change. The three month period ending September 30, 1995 reflects an increase of $592,000 or 13.8% over the same period in 1994.

SIGNATURES



     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   FIRST NATIONAL BANCORP, INC. (REGISTRANT)
                             DATE: NOVEMBER 9, 1995

/s/ Kevin T. Reardon                     /s/ Albert G. D'Ottavio
------------------------------          --------------------------------------
Kevin T.  Reardon                       Albert G.  D'Ottavio
Chairman of the Board                   President
Chief Executive  Officer                Principal  Accounting  Officer & Chief
                                        Financial Officer