Form 10-K
period 1995-12-31
FIRST NATIONAL BANCORP INC /IL/
filed 1996-03-29
CIK 788783

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K




(Mark One)

[X]  ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE   SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                     to
                               --------------------   --------------------------

Commission file number:  0-15123

                          FIRST NATIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Illinois                                              31-1182986
------------------------                            ----------------------------
(State of Incorporation)                                    (IRS Employer
                                                          Identification No.)

78 North Chicago Street, Joliet, Illinois                       60432
-----------------------------------------           ----------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (815) 726-4371
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
       Title of each class                               on which registered
------------------------------                      ----------------------------

Common Stock, $10.00 par value                                   None

Securities registered pursuant to Section 12(g) of               None
the Act:
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on March 14, 1996 was $94,840,356. Based on the last reported price of an actual transaction in registrant's Common Stock on March 14, 1996, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Common Stock of Registrant. At March 14, 1996 there were 1,215,902 shares of registrant's sole class of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Parts I and III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held March 14, 1996, to the extent indicated herein.

                                TABLE OF CONTENTS

                                                                        Page
PART I

  ITEM 1. Business.......................................................

  ITEM 2. Properties.....................................................

  ITEM 3. Legal   Proceedings............................................

  ITEM 4. Submission of Matters to a Vote of Security Holders............


PART II

  ITEM 5. Market  for the  Company's  Common  Stock  and  Related
          Stockholder Matters.............................................

  ITEM 6. Selected Financial Data.........................................

  ITEM 7. Management's  Discussion  and  Analysis of  Financial
          Condition  and Results of Operations............................

  ITEM 8. Financial Statements and Supplementary Data.....................

  ITEM 9. Changes in and  Disagreements  with  Accountants  on
          Accounting  and Financial Disclosure Matters....................


PART III

  ITEM 10. Directors and Executive Officers of the Registrant............

  ITEM 11. Executive Compensation........................................

  ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................

  ITEM 13. Certain Relationships and Related Transactions................


PART IV

  ITEM 14. Exhibits,   Financial  Statement  Schedules  and
           Reports  on  Form 8-K.........................................

  SIGNATURES ............................................................

PART I

ITEM 1. BUSINESS

Overview

First National Bancorp, Inc. "First National" or the "Company" was formed and became the parent holding company of First National Bank of Joliet ("FNB") on September 30, 1986. Upon shareholders' approval, First National Bancorp, Inc. issued 625,000 shares of its $10 par value common stock for all of the outstanding common stock of FNB. The merger was accounted for as a pooling of interests and thus all financial statements and data include the results of operations of First National Bank of Joliet as a wholly-owned subsidiary.

On January 9, 1989, the Company acquired 100% of the outstanding shares of Southwest Suburban Bank ("SWSB") located in Bolingbrook, Illinois at a total cash purchase price of $4,681,000. The excess of acquisition cost over the fair value of net assets acquired was $2,198,000. The acquisition has been accounted for as a purchase.

On December 14, 1990, the Company acquired 100% of the outstanding shares of Bank of Lockport ("BOL") located in Lockport, Illinois for $12,077,000 paid through issuing 99,505 common shares of First National Bancorp, Inc. stock valued at $7,167,000 plus cash of $4,910,000. The excess of acquisition cost over the fair value of net assets acquired was $6,442,000. The acquisition has been accounted for as a purchase.

On October 31, 1994, the Company acquired 100% of the outstanding shares of Plano Bancshares, Inc. ("Bancshares") located in Plano, Illinois. Bancshares is the parent holding company of Community Bank of Plano ("Plano"). The purchase price of Bancshares was $10,737,000, paid through issuing debentures of $3,776,000 plus cash of $6,961,000. The excess of acquisition cost over the fair value of net assets acquired was $2,311,000. The acquisition has been accounted for as a purchase with results of operations of Bancshares since October 31, 1994 included in the consolidated financial statements. FNB, SWSB, BOL and Plano are sometimes referred to as the "Banks".

The Company has no employees and conducts no active business except through its banking subsidiaries. The only significant asset of the Company is its stock ownership of the Banks.

Subsidiary Descriptions

FNB is a commercial, national bank with its main office located at 78 North Chicago Street, Joliet, Illinois 60431. FNB is located approximately 45 miles southwest of Chicago and has Joliet and the western portion of Will County as its primary service area. FNB was organized as a national banking organization on June 6, 1933, and currently has seven branch locations.

SWSB is a state chartered, FDIC insured bank, located at 224 Lily Cache Lane in Bolingbrook, Illinois. SWSB is located approximately 25 miles southwest of Chicago and has Bolingbrook, Romeoville, Woodridge, and Lemont as its primary service area. Southwest Suburban Bank was organized as a state bank on July 18, 1979.

BOL is a state chartered, FDIC insured bank, located at 826 East 9th Street in Lockport, Illinois. The only branch of BOL is located at the intersection of 159th Street and Cedar Road, approximately 3 miles from the main office. BOL is located approximately 35 miles southwest of Chicago and has Lockport, Joliet, Homer Township, New Lenox, Romeoville and Lemont as its primary service area. BOL was organized as a state bank on June 11, 1971.

Bancshares is a bank holding company organized in Delaware in 1984 which owns 100% of the capital stock of Plano. Banchares has no other subsidiaries and conducts no other operations. Plano is a state chartered, FDIC insured bank located at 2005 West Route 34 in Plano, Illinois. Plano is located approximately 45 miles west of Chicago and has Plano, Sandwich and Yorkville as its primary service area. Plano was organized as a state bank on October 1, 1943.

Competition

Active competition exists in all services offered by the Banks, not only with other national and state banks, but also with savings and loan associations, finance companies, personal loan companies, credit unions, money market mutual funds, mortgage bankers and other financial institutions serving this market area. The principal methods of competition in the financial services industry are price, service and convenience.

Bank Deposits and Loans

No material portion of any of the Banks' deposits have been obtained from a person or group that withdrawal of such deposits would have an adverse effect on the business of the Company.

The loan portfolio is diversified so that slowdowns or problems in one specific area would not cause a significant problem.

Seasonal

Business is not affected in a material manner by change of seasons.

Foreign Sources

Neither the First National Bancorp, Inc. nor its subsidiaries, the First National Bank of Joliet, Southwest Suburban Bank, Bank of Lockport, and Community Bank of Plano are involved with foreign investments.

Compliance

Compliance with federal, state, and local provisions relating to the protection of the environment should not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

Employment

As of December 31, 1995, the Banks had 267 full-time and 96 part-time employees.

Services

The Banks offer varied savings and certificate of deposit options, commercial lending, consumer lending, along with regular checking and savings services.


                           Supervision and Regulation

General

The growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "FRB"), the FDIC, the Illinois Commissioner of Banks and Trust Companies (the "Commissioner"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as FNB, SWSB, BOL and Plano (collectively, the "Banks"), from the then-prevailing range of 0.23% to 0.31% of deposits, to a range of 0.04% to 0.31% of deposits. Additionally, because the change in BIF-assessments was applied retroactively to June 1, 1995, BIF-member institutions, including the Banks, received a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995 through September 30, 1995, and the amount that would have been paid for that period at the new rates. In the case of the Banks, this refund totalled $339,428. The FDIC did not, however, change the assessment rates charged to members of the Savings Association Insurance Fund (the "SAIF"), and SAIF-insured institutions continue to pay assessments ranging from 0.23% to 0.31% of deposits.

The deposit insurance assessments paid by BIF-member institutions will decrease further in calendar year 1996. On November 14, 1995, the FDIC reduced the deposit insurance assessments for BIF-member institutions by four basis points. As a result, the range of BIF assessments for the semi-annual assessment period commencing January 1, 1996 will be between 0% and 0.27% of deposits. BIF-member institutions which qualify for the 0% assessment category will, however, still have to pay the $1000 minimum semi-annual assessment required by federal statute.

The FDIC was able to change the range for BIF-member deposit insurance assessments to their current levels because the ratio of the insurance reserves of the BIF to total BIF-insured deposits exceeds the statutorily designated reserve ratio of 1.25%. Because the SAIF does not meet this designated reserve ratio, the FDIC is prohibited by federal law from reducing the deposit insurance assessments charged to SAIF-member institutions to the same levels currently charged BIF-member institutions. Legislative proposals pending before the Congress would recapitalize the SAIF to the designated reserve ratio by imposing a special assessment against SAIF-insured institutions. In conjunction with the proposed recapitalization of the SAIF, legislation has also been introduced in the Congress that would, among other things, require federal thrift institutions to convert to state or national banks and merge the BIF and the SAIF into a single deposit insurance fund administered by the FDIC. At this time, it is not possible to predict whether, or in what form, any such legislation will be adopted or the impact, if any, such legislation would have on the Company and the Banks.

The Company

General. The Company, as the sole shareholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require. Because SWSB, BOL and Plano (collectively, the "State Banks") are chartered under Illinois law, the Company is also subject to supervision and regulation by the Commissioner under the Illinois Bank Holding Company Act.

Investments and Activities. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

Prior to September 29, 1995, the BHCA prohibited the FRB from approving any direct or indirect acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally located unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Pursuant to amendments to the BHCA which took effect September 29, 1995, the FRB may now allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.

The BHCA also prohibits the Company, with certain exceptions noted below, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

Federal legislation also prohibits the acquisition of "control" of a bank or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

Capital Requirements. The FRB uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of stockholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the FRB are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1995, the Company had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 13.0% and a leverage ratio of 7.6%.

Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

In addition to the restrictions on dividends imposed by the FRB, the Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend, the Company would be insolvent or the net assets of the Company would be less than zero or less than the maximum amount then payable to shareholders of the Company who would have preferential distributions rights if the Company were liquidated.

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Banks

General. FNB is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the BIF of the FDIC, and it is a member of the Federal Reserve System. As a BIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

The State Banks are Illinois-chartered banks, the deposit accounts of which are also insured by the BIF of the FDIC. As BIF-insured, Illinois-chartered banks, the State Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. For the semi-annual assessment period ended December 31, 1995, BIF assessments ranged from 0.04% to 0.31% of deposits. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Banks.

Capital Requirements. Under the regulations of the OCC (in the case of FNB) and the FDIC (in the case of the State Banks), the Banks are subject to the following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk- weighted assets of 8%, at least one-half of which must be Tier 1 capital.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of the risks posed by concentrations of credit, nontraditional activities and the institution's ability to manage such risks. Additionally, on August 2, 1995, the federal banking regulators, including the OCC, published amendments to their respective risk-based capital standards designed to take into account interest rate risk ("IRR") exposure. The amendments provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates will be among the factors considered by the agencies in evaluating a bank's capital adequacy. Management does not anticipate that this amendment will adversely affect the ability of the Banks to maintain compliance with applicable capital requirements.

The IRR amendments do not establish a system for measuring IRR exposure. However, concurrently with the adoption of the amendments, the agencies issued a proposed joint policy statement setting out a framework that would be used to measure the IRR exposure of individual banks. The proposed policy statement would generally require banks to quantify their level of IRR exposure using a measurement system developed by the regulators that weights a bank's assets, liabilities and off-balance sheet positions by risk factors designed to reflect the approximate change in each instrument's value that would result from 200 basis point changes in interest rates. The level of IRR exposure reflected by this measurement process, as well as the level of IRR exposure reflected by a bank's own internal measurement system, would then be considered by the agencies in assessing a bank's capital adequacy. Although it is not presently possible to predict whether, or in what form, the proposed policy statement will be adopted, management does not anticipate that the adoption of a policy statement substantially in the form proposed would have a material adverse effect on the ability of the Banks to maintain compliance with applicable capital requirements.

During the year ended December 31, 1995, none of the Banks was required by regulatory authorities to maintain capital in an amount in excess of the minimum regulatory requirements. As of December 31, 1995, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                              Risk-Based Capital Ratio      Leverage Ratio
                              ------------------------      --------------

FNB                                   14.7%                     8.7%
SWSB                                  14.5%                     8.4%
BOL                                   14.5%                     8.6%
Plano                                 13.8%                     8.7%

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Dividends. The National Bank Act imposes limitations on the amount of dividends that a national bank, such as FNB, may pay without prior regulatory approval. Generally, the amount is limited to the national bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.

Under the Illinois Banking Act, Illinois-chartered banks, such as the State Banks, may not pay, without prior regulatory approval, dividends in excess of their adjusted profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 1995. As of December 31, 1995, approximately $9,116,000 million was available to be paid as dividends to the Company by the Banks.

Insider Transactions. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by each of the Banks to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Banks maintains a correspondent relationship.

Safety and Soundness Standards. On July 10, 1995, the federal banking regulators, including the OCC and the FDIC, published final guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines, which took effect on August 9, 1995, establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. The federal banking agencies have also published for comment proposed asset quality and earnings standards which, if adopted, would be added to the safety and soundness guidelines. This proposal, like the final guidelines, would establish the goals to be achieved with respect to asset quality and earnings, and each institution would be responsible for establishing its own procedures to meet such goals.

State Bank Activities. Under federal law, as implemented by FDIC regulations, FDIC insured state banks (such as the State Banks) are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the State Banks.

Branching Authority. Illinois-chartered banks, such as the State Banks, have the authority under Illinois law to establish branches any where in the State of Illinois, subject to receipt of all required regulatory approvals. Federal law grants the same branching authority to national banks, such as FNB, which are headquartered in Illinois. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate bank mergers beginning on June 1, 1997.

               Restrictions on Resale of First National Debentures
                                  by Affiliates

Under Rule 145 of the 1933 Act, certain persons who receive First National Debentures pursuant to the Community Bank of Plano merger and who were deemed to be "affiliates" of Community Bank of Plano are limited in their right to resell the debenture so received. The term "affiliate" is defined to include any person who, directly or indirectly, controls, or is controlled by, or is under common control with Community Bank of Plano at the time the merger was submitted to shareholders' vote. Each affiliate of Community Bank of Plano (e.g. any director or executive officer or shareholder of Community Bank of Plano who beneficially owned a substantial number of outstanding common shares of Community Bank of Plano) who desires to resell the First National Debenture received in the merger must sell such First National Debenture either pursuant to an effective Registration Statement or in accordance with the applicable provisions of Rule 145(d) under the 1933 Act.

Rule 145(d) requires that persons deemed to be affiliates resell their First National Debenture pursuant to certain of the requirements of Rule 144 under the 1933 Act if such First National Debenture is sold within the first two years after the receipt thereof. After two years if such person is not a former affiliate of First National and First National is current in the filing of its periodic securities law reports, a former affiliate of the Community Bank of Plano may freely resell the First National Debenture received in the Merger without limitation. After three years from the issuance of the First National Debenture, if such person is not an affiliate of First National at the time of sale or for at least three months prior to such sale, such person may freely resell such First National Debenture, without limitation, regardless of the status of First National's periodic securities law reports.

Item 2.  Properties

The two-story main building of the Company is located at 78 North Chicago Street, Joliet, Illinois 60432. FNB owns this building. The land on which it is located is owned by First National. Also owned by FNB are five additional facilities in Joliet, which are located at Scott and Jefferson, Midland and Campbell, Black and Essington Roads, 1590 North Larkin and 191 South Larkin, one additional facility in Minooka at 207 Mondamin Street, one additional facility in Channahon at 23841 West Eames and one additional facility in Shorewood at Route 52 and Brookshore. SWSB owns their building located at 225 Lily Cache Lane in Bolingbrook. BOL owns their main office at 826 East 9th Street and a branch office at Cedar Road and 159th Street in Homer Township. Plano owns their building at 2005 West Route 34 in Plano.

Approximate square footage of each location is as follows:

                                                  Approximate
Subsidiary          Location                      Square Feet      Status
----------          --------                      -----------      ------

  FNB       78 N. Chicago St., Joliet                25,000        Owned
  FNB       Scott and Jefferson, Joliet               1,600        Onwed
  FNB       Midland and Campbell, Joliet              4,200        Owned
  FNB       Black and Essington Rds, Joliet          12,000        Owned
  FNB       1590 North Larkin, Joliet                 1,100        Leased
  FNB       191 South Larkin, Joliet                    900        Leased
  FNB       207 Mondamin St., Minooka                 2,000        Owned
  FNB       23841 W. Eames, Channahon                   100        Leased
  FNB       Route 52 and Brookshore, Shorewood        1,200        Owned
  SWSB      225 Lily Cache Lane, Bolingbrook          8,800        Owned
  BOL       826 E. 9th Street, Lockport              27,000        Owned
  BOL       Cedar Rd and 59th St., Lockport           9,000        Owned
  Plano     2005 W. Route 34, Plano                  10,000        Owned

Item 3.  Legal Proceedings

There are no material legal proceedings pending to which the Company or its subsidiaries is a party other than ordinary routine litigation incidential to their respective businesses.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


PART II.

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters.

Market Information

First National Common Stock is traded primarily through the offices of Stofan, Agazzi & Co., Richard B. Vance & Co., A. G. Edwards & Sons, Inc., Edward D. Jones & Co. and the Chicago Corporation.

Item 6. Selected Financial Data.

Financial Highlights

(Table dollar amounts in thousands except per share data)


                                                             1995             1994          1993            1992             1991
----------------------------------------------------     ----------       ---------      ----------     -----------       ----------

Statement of income:
   Net interest income .............................     $   29,451       $  26,312      $   25,096     $    23,447       $  19,906
   Provision for loan losses .......................          1,191             830             687           1,153             681
   Net non-interest expense ........................         21,419          18,540          17,730          15,884          14,492
   Income before income taxes ......................         11,965          10,780          10,449           9,893           8,059
   Net income ......................................          8,211           7,507           7,366           6,826           5,805

Balance sheet-end of year balances
   Securities ......................................        202,711         189,874         190,872         170,778         145,226
   Loans, net ......................................        427,917         418,918         333,243         295,810         301,362
   Total assets ....................................        749,990         692,642         631,786         594,000         553,671
   Deposits ........................................        605,137         556,162         491,014         477,388         443,619
   Stockholders' equity ............................         66,425          61,657          57,442          53,118          49,332

Balance sheet-average balances:
   Securities ......................................        189,605         192,890         184,559         158,303         146,529
   Loans, net ......................................        426,523         371,442         303,578         293,216         284,278
   Total assets ....................................        729,801         640,388         604,202         577,008         534,510
   Deposits ........................................        577,093         505,553         477,938         471,494         446,424
   Stockholders' equity ............................         63,741          59,090          55,068          49,547          47,604

Weighted average shares outstanding (1): ...........      1,215,902       1,215,902       1,215,902       1,215,902       1,215,902

Per share data (1):
Book value .........................................          54.63           50.71           47.24           43.69           40.57
Earnings ...........................................           6.75            6.17            6.06            5.61            4.77
Cash dividends .....................................           2.75            2.68            2.50            2.50            1.91

Selected financial ratios:
   Average net loans to average deposits ...........          73.91%          73.47%          63.52%          62.19%          63.68%
   Return on average assets ........................           1.13            1.17            1.22            1.18            1.09
   Return on average equity ........................          12.88           12.70           13.38           13.78           12.19
   Net interest margin (2) .........................           4.62            4.72            4.78            4.73            4.38
   Average equity to average assets ................           8.73            9.23            9.11            8.59            8.91
   Dividend payment ratio ..........................          40.73           43.40           41.29           44.53           40.00


(1) Adjusted to reflect 7 for 5 stock split in 1994 and 20% stock dividend in 1991.

(2) Based on average interest earning assets with the computation on a fully tax equivalent basis assuming an income tax rate of 35%.

The Company has no loans or investment concentrations nor are there any foreign outstandings.

Holders

As of December 31, 1995, the Company had 1,664 shareholders of common capital stock.

Dividends

The Subsidiary Banks are limited as to the amount of dividends that can be paid to the parent company without prior regulatory approval; therefore, the Company is similarly limited in paying dividends to shareholders. For 1996, the Subsidiary Banks have approximately $9,116,000, plus their net earnings in 1996, available for paying dividends to First National.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

First National Bancorp, Inc. (the Company) is a multi-bank holding company serving primarily the Will, Grundy and Kendall Counties, Illinois area. First National Bancorp, Inc. originated with the merger of First National Bank of Joliet on September 30, 1986. While the principal office of the Company and First National Bank continues to be Joliet, Illinois, expansion has occurred through the acquisition in January, 1989 of Southwest Suburban Bank, located in Bolingbrook, Illinois (25 miles southwest of Chicago), and the acquisition in December, 1990 of Bank of Lockport (35 miles southwest of Chicago). In March 1992, the First National Bank of Joliet acquired the Minooka facility of Morris Federal Savings Bank. Plano Bancshares, Inc. (Community Bank of Plano) (45 miles west of Chicago) was acquired in October, 1994. At December 31, 1995, the Company with its four wholly-owned banking subsidiaries now has fourteen customer banking locations and total assets of $749,990,000. These acquisitions are part of the Company's strategic plan to expand in areas where the Company either already has market penetration or where the Company's present customer service area borders the new market.

Results of Operations

For the year ended December 31, 1995 the Company earned $8,211,000 or $6.75 per share as compared to $7,507,000 or $6.17 per share and $7,366,000 or $6.06 per share for the years ended December 31, 1994 and December 31, 1993, respectively. On a percentage basis net income for 1995 increased by 9.38% over that of 1994 while a 1.91% increase was achieved in 1994 over reported net income for 1993. The operating performance of bank holding companies is often measured, and comparisons made, based on net income to average assets and net income to average equity. The Company's returns on average assets and average equity for the three years ended December 31, 1995 are as follows:

                                                      1995      1994     1993
------------------------------------------------------------------------------

Return on average assets                              1.13%     1.17%    1.22%

Return on average equity                             12.88     12.70    13.38


Net Interest Income

Net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds, is the principal source of income for the Company. Net interest income is influenced by changes in the volume and yield on interest earning assets as well as changes in the volume and rates paid on interest bearing liabilities. The Company attempts to favorably impact net interest income results through managing the investment decisions on interest earning assets and monitoring interest rates its banking subsidiaries offer, particularly rates for time deposits and short-term borrowings. On a tax equivalent basis (35% income tax rate), the Company's net interest income margin expressed as a percentage of average interest earning assets was 4.62% for 1995 as compared to 4.72% in 1994 and 4.78% in 1993. Net interest income margin for the year ended December 31, 1995 increased by $3,075,000 as compared to 1994. The increase in interest earning assets net of interest bearing liabilities produced $2,205,000 of the net interest income margin increase with the remainder due to an increase in interest rates.

As the following table illustrates, the Company has maintained a high level of interest earning assets to total average assets and to interest bearing liabilities. The ratio of time deposits and borrowed funds to total liabilities has fluctuated as shown.

                                                    1995      1994     1993
------------------------------------------------------------------------------

Interest earning assets to total assets               0.91      0.91     0.92

Interest earning assets to interest bearing
   liabilities                                        1.18      1.20     1.20

Time deposits and borrowed funds to total
   liabilities                                        0.46      0.42     0.42

In the three years ended December 31, 1995 the Company achieved a $78,633,000 increase in average interest earning assets. Approximately $55,081,000 or 70% of this increase was due to growth in the lending area. The following table illustrates the Company's average balance sheets and interest rates for the last three years. The average balance sheet amounts for loans include balances for non-performing loans.

                                                                    Average
                                                                    Balance                              Interest
                                                                     Sheets                               Rates
                                                       ------------------------------            -----------------------
                                                          1995       1994       1993             1995     1994     1993
                                                       --------   --------   --------            -----    -----    -----
Interest Earning Assets:
   Interest-bearing deposits in other
      financial institutions .......................   $     70   $  6,014   $ 23,364            4.29%    3.56%    3.43%
   Taxable securities ..............................    149,884    150,036    141,620            6.29     5.45     6.02
   Tax-exempt securities ...........................     39,721     42,854     42,939            8.93     8.96     9.42
   Federal funds sold ..............................     47,572     14,791     41,988            5.89     3.78     3.00
   Loans ...........................................    426,523    371,442    303,578            8.92     8.23     8.77
                                                       ---------  --------   --------
        Total interest earning assets ..............    663,770    585,137    553,489            8.11%    7.41%    7.45%
                                                       --------   --------   --------           ------   ------   ------
Noninterest Earning Assets:
   Cash and due from banks .........................     30,469     26,960     25,749
   Premises & equipment ............................     14,861     12,900     11,450
   Other assets and intangibles ....................     20,701     15,391     13,514
                                                       --------   --------   --------
        Total noninterest earning assets ...........     66,031     55,251     50,713
                                                       --------   --------   --------
        Total assets ...............................   $729,801   $640,388   $604,202
                                                       ========   ========   ========

Interest Bearing Liabilities:
   Deposits:
      Demand ....................................      $ 99,827   $ 91,237   $ 86,818            2.34%    2.18%    2.39%
      Savings ...................................       153,661    152,383    145,815            2.52     2.48     2.77
      Time ......................................       224,427    170,939    161,904            5.35     4.21     4.05
   Short-term borrowings ........................        74,552     69,647     66,210            5.65     3.77     2.95
   Long-term debt ...............................         7,966      2,235      1,812            8.56     7.16     7.67
                                                       --------   --------   --------
        Total interest bearing liabilities.......       560,433    486,441    462,559            4.12%    3.24%    3.19%
                                                       --------   --------   --------            -----    -----    -----

Noninterest Bearing Liabilities:
   Demand deposits ..............................       99,178      90,994     83,401
   Other liabilities ............................        6,449       3,863      3,174

Stockholders' equity ............................       63,741      59,090     55,068
                                                      --------    --------   --------
        Total liabilities and
            stockholders' equity ................     $729,801    $640,388   $604,202
                                                      ========    ========   ========

              Net interest spread ...............                                                3.99%    4.17%    4.26%
                                                                                                 =====    =====    =====
              Net interest margin to
                average interest earning
                assets...........................                                                4.62%    4.72%    4.78%
                                                                                                 =====    =====    =====

The following table presents the components of the Company's net interest margin (tax equivalent basis) for the three years ended December 31, 1995:


                                                                                        1995         1994         1993
                                                                                      -------      -------      -------

            Interest Income

Interest earning assets:
   Interest-bearing deposits in other financial institutions ...................      $     3      $   214      $   801
   Taxable securities ..........................................................        9,428        8,177        8,524
   Tax-exempt securities .......................................................        3,549        3,841        4,043
   Federal funds sold ..........................................................        2,800          559        1,258
   Loans .......................................................................       38,027       30,585       26,615
                                                                                      -------      -------      -------
   Total .......................................................................       53,807       43,376       41,241
                                                                                      -------      -------      -------
                      Interest Expense

Interest bearing liabilities:
   Demand deposits .............................................................        2,338        1,991        2,074
   Savings deposits ............................................................        3,872        3,778        4,037
   Time deposits ...............................................................       12,012        7,205        6,565
   Short-term borrowings .......................................................        4,210        2,624        1,956
   Long-term debt ..............................................................          682          160          139
                                                                                      -------      -------      -------
   Total .......................................................................       23,114       15,758       14,771
                                                                                      -------      -------      -------
Net interest margin ............................................................      $30,693      $27,618      $26,470
                                                                                      =======      =======      =======

Provision for Loan Losses

The provision for loan losses is based on management's judgment of the amount necessary to maintain the allowance for loan losses at an adequate level. The provision is determined through a historical evaluation of the risk inherent in the present loan portfolio, the overall level of loans outstanding and the current level of net charge-offs. On December 31, 1995, the allowance for loan losses was at $3,931,000 or .91% of outstanding loans. The provision for loan losses amounted to $1,191,000 for 1995 as compared to $830,000 and $687,000 in 1994 and 1993, respectively.

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of non-performing loans. Non-performing loans are comprised of those loans on which interest income is not being accrued and those loans which are contractually in arrears as to principal or interest for ninety days or more. Non-performing assets, which include other real estate acquired in satisfaction of loans due the subsidiary banks, at December 31 for each of the past five years are as follows:

                                                  Non-Performing Assets
                                        ----------------------------------------
                                         1995     1994    1993    1992    1991
                                        ------   ------  ------  ------  -------

Non-accrual loans ...................   $  169   $1,084  $  449  $  917  $1,045
Past due loans ......................      981      985   1,168   1,034   1,304
Other real estate ...................      444      444     534     498     426
                                        ------   ------  ------  ------  ------
                                        $1,594   $2,513  $2,151  $2,449  $2,775
                                        ======   ======  ======  ======  ======

Total non-performing assets to total
   stockholders' equity .............    2.40%    4.08%   3.74%   4.61%   5.63%
Total non-performing assets to
   total assets .....................    0.21     0.36    0.34    0.41    0.50

For the five years presented, there were no restructured loans or leases to be reported.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports, in narrative form, also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience and total loan dollars outstanding.

As of December 31, 1995 management has identified potential problem loans by type of loan. This includes the non-accrual and past due loans listed above in Non-Performing Assets.

Commercial                                       $  1,716
Agricultural                                        2,179
Real estate, mortgage                                 353
Consumer                                              389
                                                 --------
                                                 $  4,637
                                                 ========

Other Income

Other income consists primarily of service charges on customer deposit accounts and fees earned on trust department and farm management services. A portion of the increase in 1995 is the result of gains in 1995 from the sale of student loans and other real estate owned of $115,000 and $53,000, respectively. A comparison of the amount and relative significance of other income for the last three years is as follows:


                                                 1995     1994     1993
                                                ------   ------   ------

Other income ................................   $5,124   $3,838   $3,770
Ratio of other income to income before
   income taxes .............................      43%      36%      36%


Other Expenses

Salaries and employee benefits, which represent the largest component of other expenses, increased by $1,215,000 or 13.3% in 1995 primarily due to the inclusion of the salaries and employee benefits of the Community Bank of Plano for a full year, additional employees at the new branch banking location in Shorewood and general pay increases of 4%. During 1995 the FDIC lowered deposit insurance rates which reduced the Company's premium expense by $555,000 from the expense incurred in 1994. Details of other expenses for the three years ended December 31, 1995 are presented in the following schedule:

                                                       1995     1994      1993
                                                     -------  -------   -------

Salaries and employee benefits ....................  $10,372  $ 9,157   $ 8,863
Occupancy expense .................................    1,548    1,387     1,269
Data processing ...................................      945      818       799
Equipment expense .................................    1,356    1,002       988
FDIC insurance and bank examination assessments ...      893    1,249     1,192
Printing, stationery and supplies .................      598      461       469
Postage ...........................................      391      342       368
Amortization of intangibles .......................    1,070      553       469
All other expenses ................................    4,246    3,571     3,313
                                                     -------  -------   -------
                                                     $21,419  $18,540   $17,730
                                                     =======  =======   =======

Applicable Income Taxes

The Company's income tax expense was $3,754,000 for 1995 compared to $3,273,000 for 1994 and $3,083,000 in 1993. The increases in 1995 and 1994 are primarily due to increased gross income.

The Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires that deferred tax assets be recognized for deductible temporary differences and operating loss and tax credit carryforwards and the deferred tax liabilities be recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Liquidity

The primary objectives of the Company's asset/liability management program are to achieve the optimum net interest margin, to follow prudent investment strategies and to maintain adequate liquidity to meet the withdrawal requirements of depositors and the financing needs of prospective borrowers. The interest rates offered during 1995 caused an increase in deposit dollars placed in time certificates. Management continually monitors the liquidity requirements and rate sensitivity of its short-term source of funds. The accompanying schedule illustrates the Company's rate sensitive asset and liability position ("GAP") by period and on a cumulative basis at December 31, 1995.

                                        Less Than    90 To     1 to 5    Over
                                         90 Days   365 Days     Years   5 Years
                                        ---------  ---------  --------  --------
Rate sensitive assets:
   Current:
      Securities .....................   $ 17,188  $  91,399  $ 78,239  $ 15,885
      Federal funds sold .............     41,537          0         0         0
      Loans ..........................     98,099     36,862   175,892   120,995
                                         --------  ---------  --------  --------
                                          156,824    128,261   254,131   136,880

   Cumulative ........................    156,824    285,085   539,216   676,096

Rate sensitive liabilities:
   Current:
      Savings .........................   152,128          0         0         0
      Time deposits ...................    81,684    101,965    55,649         3
      Other deposits and liabilities ..   157,279      7,915     6,026       925
                                         --------   --------  --------  --------
                                          391,091    109,880    61,675       928

   Cumulative .........................   391,091    500,971   562,646   563,574

"GAP":
   Amount:
      Current ........................   (234,267)    18,381   192,456   135,952
      Cumulative .....................   (215,886)   (23,430)  112,522
   Percentage of total rate sensitive
      assets:
      Current ........................   (149.38)%    14.33%    75.73%    99.32%
      Cumulative .....................               (75.73)%   (4.35)%   16.64%

Included in "Less Than 90 Days" rate sensitive liabilities is $152,128,000 of savings deposits which are more core deposit in nature and historically were not classified as rate sensitive. While the shorter term negative GAP position represents a potential adverse impact on the Company's net interest income position in periods of rising interest rates, the same position generally results in a favorable impact when interest rates remain constant or decline. The Company manages its GAP position by taking into account actual prepayment experience on its installment and mortgage loan portfolios.

At December 31, 1995 the securities portfolio included $2,498,000 in gross unrealized gains and $603,000 in gross unrealized losses on securities intended to be held to maturity. Such amounts are not expected to have a material effect on future earnings, beyond the usual amortization of acquisition premium or discount, because securities are intended to be held to maturity. Available for sale securities included $71,000 of gross unrealized gains and $221,000 of gross unrealized losses and are not expected to have a material effect on future earnings.

Capital Adequacy

In 1995 stockholders' equity increased by $4,768,000 to $66,425,000. The amounts comprising this net increase were an addition for net earnings of $8,211,000 with decreases for dividends paid to stockholders of $3,344,000 and a $99,000 change in unrealized losses on securities available for sale. At December 31, 1995 stockholders' equity represented 8.86% of total assets compared to the year earlier position of 8.90%.

Under rules adopted by all the federal bank regulatory agencies, financial institutions are subject to "risk based" capital measurements. These regulations establish minimum levels for "Tier 1 Capital", "Total Capital" and the "Leverage Ratio". The following table presents the Company's actual Tier 1, Total Capital and Leverage Ratio at December 31, 1995. For comparison purposes, the minimal required amounts and ratios are also reported.

Tier 1:
   Amount, actual .......................................               $56,203
   Amount, minimum required .............................                18,566

   Ratio, actual ........................................                 12.11%
   Ratio, minimum required ..............................                  4.00

Total capital:
   Amount, actual .......................................               $60,134
   Amount, minimum required .............................                37,132

   Ratio, actual ........................................                 12.96%
   Ratio, minimum required ..............................                  8.00

Leverage ratio:
   Actual ...............................................                  7.56
   Minimum required .....................................                  3.00

Effects of Inflation

The net monetary assets of a financial institution are affected more by the general level of interest rates than by the prices of other goods and services. High rates of inflation are generally accompanied by higher than normal interest rates. Conversely, with a low inflation rate, or the anticipation of lower rates of inflation, interest rates are usually lower than normal. The Company generally is able to offset the higher cost of funds predominant in periods of higher inflation with increased yields on loans and investments. When inflation rates drop, and interest rates follow that pattern, the Company's cost of funds and interest earned on assets are likely to be reduced proportionately.

Assets such as bank premises and equipment are considered non-monetary in nature and are not directly affected by inflation in the normal flow of business. These assets are directly affected by current rates of inflation only when purchased or sold.

Impact of New Accounting Standards

FASB issued Statement 122 regarding accounting for mortgage servicing rights is effective for years beginning after December 15, 1995. Retained mortgage servicing rights for loans sold in the secondary markets after December 31, 1995 are to be valued and capitalized. The Company does not expect Statement 122 to have a material impact on the financial statements.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS
   Consolidated balance sheets

   Consolidated statements of income

   Consolidated statements of changes in stockholders' equity

   Consolidated statements of cash flows

   Notes to consolidated financial statements

   Supplementary data
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
First National Bancorp, Inc.
   and Subsidiaries
Joliet, Illinois

We have audited the accompanying consolidated balance sheets of First National Bancorp, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancorp, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                        /s/ McGladrey & Pullen, LLP
                                        ---------------------------


Joliet, Illinois
January 26, 1996

FIRST NATIONAL BANCORP, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994


                                                              (In Thousands)
ASSETS                                                       1995       1994
--------------------------------------------------------------------------------

Cash and due from banks .................................. $ 42,979   $  42,832
Interest-bearing deposits in other financial
  institutions                                                    0       4,198

Securities available for sale ............................   17,337           0
Securities held to maturity ..............................  185,374     189,874
                                                           --------    --------
                                                            202,711     189,874
                                                           --------    --------

Federal funds sold .......................................   41,537           0
Loans:
   Commercial ............................................   79,967      91,120
   Agricultural ..........................................    8,815       8,485
   Real estate, mortgage .................................  210,631     184,795
   Consumer ..............................................  134,344     141,611
                                                           --------    --------
                                                            433,757     426,011
   Less unearned discount ................................   (1,909)     (4,011)
                                                           --------    --------
                                                            431,848     422,000
   Less allowance for loan losses ........................   (3,931)     (3,082)
                                                           --------    --------
                                                            427,917     418,918
                                                           --------    --------

Premises and equipment, net ..............................   15,579      14,660
Accrued interest and other assets ........................    7,687       9,510
Intangibles, net .........................................   11,580      12,650
                                                           --------    --------
              Total Assets ............................... $749,990    $692,642
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits:
      Demand, non-interest bearing ....................... $114,035    $108,177
      NOW accounts .......................................   58,027      51,944
      Money market accounts ..............................   41,646      43,796
      Savings ............................................  152,128     151,558
      Time deposits, $100,000 and over ...................   34,781      25,552
      Other time deposits ................................  204,520     175,135
                                                           --------    --------
              Total Deposits .............................  605,137     556,162
   Short-term borrowings .................................   64,771      59,614
   Long-term debt ........................................    7,701       8,326
   Accrued interest and other liabilities ................    5,956       6,883
                                                           --------    --------
              Total Liabilities ..........................  683,565     630,985
                                                           --------    --------

Commitments and Contingent Liabilities

Stockholders' Equity
   Preferred stock, no par value, authorized 1,000,000
      shares; none issued
   Common stock, par value $10; authorized 2,750,000
      shares; issued 1,215,902 shares ....................   12,159      12,159
   Additional paid-in capital ............................    8,846       8,846
   Retained earnings .....................................   45,519      40,652
   Unrealized loss on securities available for sale, net .      (99)
                                                           --------    --------
              Total Stockholders' Equity .................   66,425      61,657
                                                           --------    --------

              Total Liabilities and Stockholders' Equity . $749,990    $692,642
                                                           ========    ========

See Notes to Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                                       (In Thousands Except
                                                      for Earnings Per Share)
                                                     1995       1994      1993
--------------------------------------------------------------------------------
Interest Income:
   Interest and fees on loans                     $ 38,027   $ 30,585   $ 26,615
   Interest on securities:
      Taxable                                        9,428      8,177      8,524
      Tax-exempt                                     2,307      2,535      2,669
                                                  ------------------------------
                                                    11,735     10,712     11,193
                                                  ------------------------------

   Interest on federal funds sold                    2,800        559      1,258
   Interest on deposits in other financial
      institutions                                       3        214        801
                                                  ------------------------------
              Total Interest Income                 52,565     42,070     39,867
                                                  ------------------------------

Interest Expense:
   Interest on deposits                             18,222     12,974     12,676
   Interest on short-term borrowings                 4,210      2,624      1,956
   Interest on long-term debt                          682        160        139
                                                  ------------------------------
              Total Interest Expense                23,114     15,758     14,771
                                                  ------------------------------

              Net Interest Income                   29,451     26,312     25,096
   Provision for loan losses                         1,191        830        687
                                                  ------------------------------
              Net Interest Income After
                  Provision for Loan Losses         28,260     25,482     24,409
                                                  ------------------------------

Other Income:
   Trust department and farm management income         832        833        796
   Service fees                                      2,884      2,365      2,125
   Gain on sale of securities                          309                   336
   Other                                             1,099        640        513
                                                  ------------------------------
              Total Other Income                     5,124      3,838      3,770
                                                  ------------------------------

Other Expenses:
   Salaries and employee benefits                   10,372      9,157      8,863
   Occupancy expense                                 1,548      1,387      1,269
   Data processing                                     945        818        799
   Equipment expense                                 1,356      1,002        988
   Other expenses                                    7,198      6,176      5,811
                                                   -----------------------------
              Total Other Expenses                  21,419     18,540     17,730
                                                   -----------------------------

              Income Before Income Taxes            11,965     10,780     10,449

Applicable Income Taxes                              3,754      3,273      3,083
                                                   -----------------------------

              Net Income                           $ 8,211    $ 7,507    $ 7,366
                                                   =============================

Earnings Per Common Share                          $  6.75    $  6.17    $  6.06
                                                   =============================
See Notes to Consoldiated Financial Statements.

FIRST NATIONAL BANCORP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993

                                                                                   (In Thousands)
                                                       -------------------------------------------------------------------------
                                                                                                        Unrealized
                                                                                                        (Loss) on
                                                          Common Stock        Additional                Securities
                                                       ---------------------    Paid-In      Retained   Available
                                                        Shares    Par Value     Capital      Earnings    For Sale      Total
                                                       -------- ------------ ------------- ------------ ----------  -----------

Balance, December 31, 1992 .......................          869 $      8,689 $      12,350 $     32,079 $        0  $    53,118
   Net income ....................................            0            0             0        7,366          0        7,366
   Cash dividends declared $2.50
      per share ..................................            0            0             0       (3,042)         0       (3,042)
                                                       ------------------------------------------------------------------------
Balance, December 31, 1993 .......................          869 $      8,689 $      12,350 $     36,403 $        0  $    57,442
   Net income ....................................            0            0             0        7,507          0        7,507
   Stock split of two additional
      shares for each five shares
      previously held, fractional
      shares paid in cash ........................          347         3,470       (3,504)           0          0          (34)
   Cash dividends declared $1.43
      per share prior to stock split
      and $1.25 subsequent to stock
      split ......................................            0             0            0       (3,258)         0       (3,258)
                                                       ------------------------------------------------------------------------
Balance, December 31, 1994 .......................        1,216 $      12,159 $     8,846 $      40,652 $        0  $    61,657
   Net income ....................................            0             0           0         8,211          0        8,211
   Cash dividends declared $2.75
      per share ..................................            0             0           0        (3,344)         0       (3,344)
   Net change in unrealized
      (loss) on securities available
      for sale ...................................            0             0           0             0        (99)         (99)
                                                       ------------------------------------------------------------------------
Balance, December 31, 1995 .......................        1,216 $      12,159 $     8,846 $      45,519 $      (99) $    66,425
                                                       ========================================================================

See Notes to Consoldiated Financial Statements.

FIRST NATIONAL BANCORP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993


                                                                                         (In Thousands)
                                                                               1995            1994            1993
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income .......................................................        $ 8,211         $ 7,507         $ 7,366
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation ..................................................          1,288             984             856
      Provision for loan losses .....................................          1,191             830             687
      Provision for deferred income taxes ...........................           (190)           (214)           (227)
      Amortization of bond premiums, net of accretion ...............            195             327             350
      Amortization of intangibles ...................................          1,070             553             469
      (Gain) on sale of securities ..................................           (309)           (336)
      (Increase) decrease in accrued interest and
        other assets ................................................          2,946          (2,033)          1,137
      Increase (decrease) in accrued interest and
        other liabilities ...........................................           (686)            675             868
                                                                             ---------------------------------------
              Net Cash Provided by Operating
                  Activities ........................................         13,716           8,629          11,170
                                                                             ---------------------------------------
Cash Flows From Investing Activities
   Interest bearing deposits in other financial
      institutions, net .............................................          4,198           4,455           4,604
   Proceeds from maturities of securities held to maturity ..........         58,051          66,469          58,961
   Proceeds from sale of securities .................................         11,533
   Purchase of securities held to maturity ..........................        (70,924)        (48,971)        (90,602)
   Federal funds sold and securities purchased
      under agreements to resell, net ...............................        (41,537)         39,114          20,500
   Loans made to customers, net of principal
      collections ...................................................        (11,313)        (52,331)        (38,504)
   Purchase of Plano Bancshares, Inc. net of cash
      acquired and debentures issued ................................         (4,644)
   Proceeds from sale of equipment ..................................             15
   Purchase of premises and equipment ...............................         (2,207)         (1,822)         (1,794)
                                                                            ----------------------------------------
              Net Cash Provided by (Used in) Investing
                  Activities ........................................        (63,732)          2,285         (35,302)
                                                                            ----------------------------------------

Cash Flows From Financing Activities
   Net increase (decrease) in time deposits .........................         38,614          26,056         (11,268)
   Net increase (decrease) in all other deposit accounts ............         10,361         (10,663)         24,894
   Proceeds from securities sold under agreements
      to repurchase .................................................        160,229         104,906         120,830
   Payments on securities sold under agreements
      to repurchase .................................................       (150,038)       (125,270)       (100,333)
   Other short-term borrowings, net .................................         (5,034)          1,941              96
   Proceeds from long-term debt .....................................          3,800
   Principal paid on long-term debt .................................           (625)           (250)         (1,625)
   Cash paid in lieu of fractional shares ...........................            (34)
   Dividends paid ...................................................         (3,344)         (3,258)         (3,042)
                                                                            ----------------------------------------
              Net Cash Provided by (Used in) Financing
                  Activities ........................................         50,163          (2,772)         29,552
                                                                            ----------------------------------------

              Net Increase in Cash and Due from Banks ...............            147           8,142           5,420

Cash and Due From Banks
   Beginning ........................................................         42,832          34,690          29,270
                                                                            ----------------------------------------
   Ending ...........................................................       $ 42,979        $ 42,832        $ 34,690
                                                                            ========================================


See Notes to Consoldiated Financial Statements.

FIRST NATIONAL BANCORP, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31, 1995, 1994 and 1993


                                                                     1995           1994           1993
---------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest paid to depositors                                   $ 17,136      $ 12,754      $ 12,960
      Interest paid on borrowings                                      4,660         2,775         2,097
      Income taxes                                                     4,091         3,503         3,276

Supplemental Schedule of Noncash Investing and
   Financing Activities
   Transfer of securities held to maturity to
      securities available for sale                                   17,487
   Unrealized loss on securities available for sale, net of
      deferred income taxes of $51                                        99
   Other real estate acquired in settlement of loans                   1,123                         384


   Acquisition of Plano Bancshares, Inc.
      Assets acquired:
        Cash and due from banks                                                      2,317
        Securities                                                                  16,827
        Federal funds sold                                                             814
        Loans, net                                                                  34,174
        Premises and equipment                                                       1,609
        Accrued interest and other assets                                              753
        Intangibles                                                                  6,127
                                                                             --------------
                                                                                    62,621
                                                                             --------------

      Liabilities assumed:
        Demand, NOW and Money Market deposits                                        6,106
        Savings and time deposits                                                   43,649
        Deferred taxes                                                               1,526
        Other liabilities                                                              603
                                                                             --------------
                                                                                    51,884
                                                                             --------------

                  Total purchase price                                              10,737
        Debentures issued                                                            3,776
                                                                             --------------
                  Cash paid                                                  $       6,961
                                                                             =============

See Notes to Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Table Amounts in Thousands Except for Earnings Per Share)
--------------------------------------------------------------------------------
Note 1.  Nature of Business and Significant Accounting Policies

First National Bancorp, Inc. is a multi-bank holding company providing financial and other banking services to customers located primarily in the Will, Grundy and Kendall Counties, Illinois area.

The following summarizes the significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Basis of financial statement presentation: The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates.

Principles of consolidation: The consolidated financial statements include the accounts of First National Bancorp, Inc. and its wholly-owned subsidiaries, First National Bank of Joliet, Southwest Suburban Bank, Bank of Lockport and Plano Bancshares, Inc.. All material intercompany items and transactions have been eliminated in consolidation.

Securities and accounting change: The Company elected to adopt the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities as of January 1, 1994. Statement 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date securities are acquired, and that the appropriateness of such classification be reassessed at each statement of financial condition date. The three classifications to be considered are securities held to maturity, securities available for sale and trading securities. All the Company's securities have been either classified as held to maturity or available for sale.

Securities classified as held to maturity are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in income.

Prior to the adoption of Statement 115, investment securities were stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives. The adoption of Statement 115 did not have an effect on the financial statements.

Loans and allowance for loan losses: Loans are reported at their unpaid principal amount, reduced by unearned discount and an allowance for loan losses. Interest on loans is calculated primarily by using the simple interest method on daily balances of the principal amount outstanding. Nonrefundable loan fees, net of related origination costs, are initially deferred with the resulting deferred income (or deferred expense when costs exceed fees) recognized over the term of the related loan as an adjustment to the yield.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

On January 1, 1995, the Company adopted FASB Statement No 114, Accounting by Creditors for Impairment of a Loan as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Under these statements, the impairment is measured based on the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral-dependent and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. These statements also require certain disclosures about impaired loans and the allowance for loan losses and interest income recognized on those loans. The effect of adopting these statements was not material.

For impaired loans and other loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

Depreciation: Premises and equipment are stated at cost less accumulated depreciation computed primarily on the straight-line method for premises and 150% declining-balance method for equipment over the following estimated useful lives of the assets:

                                       In Years
                                     ------------

Land improvements                        5-15
Buildings                               15-40
Equipment                                5-10

Intangibles: The portion of the purchase price of subsidiary banks which represents value assigned to the existing deposit base for which the annual interest and servicing costs are below market rates (core deposit intangibles) is being amortized on the straight-line method over five to ten years. The excess of cost over fair value of net assets acquired (goodwill) in the purchase of subsidiary banks is being amortized on the straight-line method over fifteen and twenty years. The Company reviews its intangible assets annually to determine potential impairment by comparing the carrying value of the goodwill with the anticipated future cash flows of the related banks.

Pension Plan: The Company has a pension plan covering all full-time employees of its subsidiary banks who have completed one year of service and meet specific age requirements. The Company's funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate.

Income taxes: Consolidated federal income tax returns are filed by the Company and its subsidiaries.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share: Earnings per share are calculated on the basis of the weighted average number of shares outstanding giving retroactive effect for the stock split in 1994. Prior year per share information has also been restated.

Presentation of cash flows: Cash flows from interest-bearing deposits in other financial institutions, loans, federal funds sold, short-term borrowings with the U.S. Treasury and all customer deposit accounts are shown net.

Fair value of financial instruments: FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash and due from banks, deposits in other financial institutions and federal funds sold: The carrying amounts reported in the consolidated balance sheet for cash and due from banks, deposits in other financial institutions and federal funds sold approximate their fair values.

      Securities: Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of accrued interest receivable approximates its fair value.

      Loans: Most commercial loans, and some real estate mortgage loans, are made on a variable rate basis. For those variable-rate loans that reprice frequently, and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate and all other loans are estimated using discounted cash flow analyses, applying the interest rates currently offered to borrowers for loans of similar credit quality and comparable payment terms. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for non-interest bearing demand deposits equal their carrying amounts which represents the amount payable on demand. The carrying amounts for savings, NOW accounts and variable-rate deposits approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

      Short-term borrowings: The carrying amounts of securities sold under agreements to repurchase and other short-term borrowings approximate their fair values.

      Long-term debt: The fair value of long-term debt is equal to the outstanding principal amount because the interest rate is variable based on current interest rates and on the expected ability of the Company to be able to borrow additional funds at the same rate and terms of the present existing debt.

      Loan commitments and letters of credit: The fair value of loan commitments and letters of credit is equivalent to their recorded carrying value of zero.

Accounting for mortgage servicing rights: Financial Accounting Standards Board Statement No. 122, Accounting for Mortgage Servicing Rights, (FASB 122) requires banks to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. If the Company acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained, the Company should allocate the total cost of the mortgage loans to mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The mortgage servicing rights should be amortized in proportion to and over the period of estimated net servicing income.

The Company will be required to adopt FASB 122 for the fiscal year ending December 31, 1996. The Company believes the adoption of FASB 122 will not have a material effect on the financial statements.

Reclassifications: Certain amounts included in the consolidated balance sheet at December 31, 1994 have been retroactively reclassified to conform to the presentations adopted for December 31, 1995.


Note 2.  Acquisition

On October 31, 1994 the Company acquired 100% of the outstanding shares of Plano Bancshares, Inc. for $10,737,000 paid through issuing $3,776,000 of debentures plus cash of $6,961,000. The excess of acquisition cost over the fair value of net assets acquired was $7,574,000.

The acquisition has been accounted for as a purchase with the results of operations of Plano Bancshares, Inc. since October 31, 1994 are included in the consolidated financial statements. Unaudited proforma consolidated financial operations for the years ended December 31, 1994 and 1993 as though Plano Bancshares, Inc. had been acquired as of January 1, 1993 follow:


                                                              1994        1993
--------------------------------------------------------------------------------

Net interest income .................                       $ 27,878    $ 26,737
Net income ..........................                          7,125       7,203
Earnings per common share ...........                           5.86        5.92

The above amounts reflect adjustments for amortization and depreciation on revalued purchased assets, interest expense on long-term debt and income taxes.


Note 3.  Intangibles

Intangibles consist of goodwill, net of accumulated amortization, of $8,125,000 and $8,748,000 as of December 31, 1995 and 1994, respectively and core deposit intangible, net of accumulated amortization, of $3,455,000 and $3,902,000 as of December 31, 1995 and 1994, respectively.

Note 4.  Securities

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 1995 are as follows:

                                                                               Gross      Gross
                                                                  Amortized  Unrealized Unrealized    Fair
                                                                    Cost       Gains     (Losses)     Value
                                                                  ------------------------------------------

Available for Sale:
   U.S. Treasury securities ..................................    $ 12,638   $      70   $   (65)   $ 12,643
   U.S. government agencies ..................................       4,549           1      (156)      4,394
   Other .....................................................         300           0         0         300
                                                                  ------------------------------------------
                                                                  $ 17,487   $      71   $  (221)   $ 17,337
                                                                  ==========================================

Held to Maturity:
   U.S. Treasury securities ..................................    $ 40,968   $     252   $  (144)   $ 41,076
   U.S. government agencies ..................................     106,661         896      (401)    107,156
   Obligations of state and political
      subdivisions ...........................................      37,745       1,350       (58)     39,037
                                                                  ------------------------------------------
                                                                  $185,374   $   2,498   $  (603)   $187,269
                                                                  ==========================================

During December 1995, the Company made a one time transfer of certain securities from held to maturity to available for sale, as allowed by FASB Statement 115.

The amortized cost and fair value of securities held to maturity at December 31, 1994 are as follows:

                                                                               Gross      Gross
                                                                  Amortized  Unrealized Unrealized    Fair
                                                                    Cost       Gains     (Losses)     Value
                                                                  ------------------------------------------
U.S. Treasury securities ....................................     $ 42,437   $     9     $ (1,804)  $ 40,642
U.S. government agencies ....................................      104,144        58       (3,729)   100,473
Obligations of state and political
   subdivisions .............................................       42,638       669         (871)    42,436
Corporate and other securities ..............................          655         1           (2)       654
                                                                  ------------------------------------------

                                                                  $189,874   $   737     $ (6,406)  $184,205
                                                                  ==========================================

The amortized cost and fair value of securities as of December 31, 1995, by earliest contractual maturity date, are shown below. Actual maturities may differ from the maturities presented because borrowers may, or may not, exercise the rights to call or prepay their obligations.

                                                               Available For Sale     Held to Maturity
                                                               ------------------    ------------------
                                                                Amortized   Fair     Amortized   Fair
                                                                  Cost     Value       Cost      Value
-------------------------------------------------------------------------------------------------------
Due in one year or less .................................       $ 4,808   $ 4,777    $103,810  $104,160
Due after one year through
   five years ...........................................        11,879    11,835      66,404    67,531
Due after five years through
   ten years ............................................           500       425      13,980    14,413
Due after ten years .....................................           300       300       1,180     1,165
                                                               ----------------------------------------
                                                               $ 17,487   $17,337    $185,374  $187,269
                                                               ========================================

Securities with a carrying value of approximately $122,000,000 and $110,000,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Securities called before their contractual maturity date resulted in gains of $309,000 during the year ended December 31, 1995.


Note 5.  Loans

The subsidiary banks make loans to both individuals and commercial entities in a wide variety of industries. Loan terms vary as to interest rate, repayment period and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets served by the subsidiary banks.

Loans on which the accrual of interest has been discontinued or reduced amounted to $169,000 and $1,084,000 at December 31, 1995 and 1994, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $10,000, $88,000 and $72,000 for 1995, 1994 and 1993, respectively.
There was no interest income received on nonaccrual loans during the year ended December 31, 1994. There was $4,000 and $4,800 of interest income received on non-accrual loans during the years ended December 31, 1995 and 1993, respectively.

There were no impaired loans at December 31, 1995.

Changes in the allowance for loan losses were as follows:


                                                       1995    1994    1993
----------------------------------------------------------------------------

Balance, beginning of year ........................   $3,082  $2,722  $2,649
   Addition with purchase of Plano
     Bancshares, Inc...............................        0     303       0
   Provision charged to operations ................    1,191     830     687
   Loans charged off ..............................     (646)   (950)   (776)
   Recoveries .....................................      304     177     162
                                                      ----------------------
Balance, end of year ..............................   $3,931  $3,082  $2,722
                                                      ======================

At December 31, 1995 and 1994, certain officers and directors, and companies in which they have management or beneficial ownership, were indebted to the Banks in the aggregate amount of $4,968,000 and $4,782,000, respectively. In the opinion of management, these loans have similar terms to other customer loans. An analysis of the aggregate changes in these loans during 1995 and 1994 is as follows:

                                                         1995       1994
                                                       -------    -------

Balance, beginning of year ............                $ 4,782    $ 4,630
   Loans ..............................                  4,901      5,924
   Principal repayments ...............                 (4,715)    (5,772)
                                                       -------    -------
Balance, end of year ..................                $ 4,968    $ 4,782
                                                       =======    =======

Note 6.  Premises and Equipment

Major classifications of these assets are summarized as follows:

                                                               December 31,
                                                           -------------------
                                                              1995      1994
------------------------------------------------------------------------------

Land and land improvement ..............                   $  3,926   $  3,668
Buildings ..............................                     13,285     12,249
Equipment ..............................                      8,111      7,198
                                                           -------------------
                                                             25,322     23,115
Accumulated depreciation ...............                     (9,743)    (8,455)
                                                           -------------------
                                                           $ 15,579   $ 14,660
                                                           ===================

Total depreciation expense for years ended December 31, 1995, 1994 and 1993 was $1,288,000, $984,000 and $856,000, respectively.


Note 7.  Employee Benefit Plans

The amount charged to expense for the Company's pension plan totaled $314,000, $311,000 and $301,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The components of the pension cost charged to expense each year consisted of the following:

                                                        1995     1994    1993
--------------------------------------------------------------------------------

Service cost ......................................    $  272  $   240 $    226
Interest cost on projected benefit obligation .....       341      370      363
Actual (return) loss on plan assets ...............      (621)      62     (478)
Net amortization and deferral .....................       322     (361)     190
                                                       -------------------------
                                                       $  314  $   311 $    301
                                                       ========================

The following table sets forth the plan's funding status as of October 31, 1995 and 1994, and the amount recognized in the accompanying consolidated balance sheets as of December 31, 1995 and 1994:

                                                             1995        1994
-------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
   Vested benefits .................................      $    3,135 $    2,737
                                                          =====================
   Accumulated benefits ............................      $    3,217 $    2,793
                                                          =====================

Projected benefits .................................      $    5,138 $    4,490
Plan assets at fair value ..........................           4,628      3,614
                                                          ---------------------

Plan assets (less than) projected benefit obligation            (510)      (876)
Unrecognized net loss ..............................           1,165      1,131
Unrecognized prior service cost ....................             (19)       265
Unrecognized net transition asset ..................            (591)      (623)
                                                          ---------------------
Prepaid (accrued) pension asset  (liability) .......      $       45 $     (103)
                                                          =====================

Assumptions used by the Company in the determination of pension plan information consisted of the following as of October 31, 1995 and 1994:

                                                                1995       1994
--------------------------------------------------------------------------------

Discount rate ............................................       7.5%       8.3%
Rate of increase in compensation level ...................       4.5        4.5
Expected long-term rate of return on plan assets .........       8.0        8.0

Plan assets consist primarily of investments in common stocks and U.S. Government securities. Plan assets include common stock of the Company with a market value of $665,000 and $544,000 at October 31, 1995 and 1994, respectively.

Additionally, the Company has a defined contribution 401(k) plan. Substantially all the Banks' employees are covered under the plan. Participants make tax deferred contributions. The Banks make matching contributions equal to 50% of each participant's contribution up to the first 6% of compensation that is deferred. Contributions by the Banks to the 401(k) plan for the years ended December 31, 1995, 1994 and 1993 were $147,000, $121,000 and $108,000, respectively.


Note 8.  Income Tax Matters

Net deferred tax assets (liabilities) consist of the following components as of December 31, 1995 and 1994:

                                                          1995        1994
--------------------------------------------------------------------------------
Deferred tax assets:
   Securities available for sale ..........             $    51     $     0
   Allowance for loan losses ..............               1,503       1,112
   Deferred loan fees .....................                  88         481
   Other ..................................                 184         220
                                                        -------------------
                                                          1,826       1,813
                                                        -------------------
Deferred tax liabilities:
   Premises and equipment .................               1,278       1,263
   Intangibles ............................               1,197       1,407
   Other ..................................                  82         115
                                                        -------------------
                                                          2,557       2,785
                                                        -------------------
   Net deferred tax (liabilities) .........             $  (731)    $  (972)
                                                        ===================

Net deferred tax liabilities of $731,000 and $972,000 at December 31, 1995 and 1994 are included in accrued interest and other liabilities. No valuation allowance was considered necessary.

The components of income tax expense are as follows:

                                                   Year Ended December 31,
                                               ------------------------------
                                                  1995       1994      1993
-----------------------------------------------------------------------------

Currently paid or payable:
   Federal ............................        $    3,622 $   3,136 $   3,017
   State ..............................               322       351       293
Deferred ..............................              (190)     (214)     (227)
                                               ------------------------------
                                               $    3,754 $   3,273 $   3,083
                                               ==============================

The income tax effect of the temporary differences on each of the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                       1995     1994    1993
-----------------------------------------------------------------------------

Depreciation basis and methods .................      $    15 $   (65) $   74
Interest and loan fee income ...................          393     (29)    (64)
Provision for loan losses ......................         (391)   (239)   (234)
Intangible amortization ........................         (210)      0       0
Other items, net ...............................            3     119      (3)
                                                      -----------------------
                                                      $  (190) $ (214) $ (227)
                                                      =======================

The reconciliation of the statutory income tax to income taxes included in the consolidated statements of income for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                            1995                          1994                         1993
                                                  -----------------------       -----------------------       ----------------------
                                                   Amount             %          Amount             %         Amount            %
------------------------------------------------------------------------------------------------------------------------------------
Income tax at statutory rate .............        $ 4,188           35.0%       $ 3,773           35.0%       $ 3,553          34.0%
Increase (decrease) resulting
   from:
   State income taxes net of
      federal income tax
      benefit ............................            199            1.7            239            2.2            193           1.8
   Tax-exempt income .....................           (828)          (6.9)          (891)          (8.3)          (908)         (8.7)
   Goodwill amortization .................            195            1.6            173            1.6            159           1.5
   Nondeductible interest
      expense ............................             84            0.7             72            0.7             70           0.7
   Other items, net ......................            (84)          (0.7)           (93)          (0.8)            16           0.2
                                                  ----------------------------------------------------------------------------------
                                                  $ 3,754           31.4        $ 3,273           30.4        $ 3,083          29.5
                                                  ==================================================================================

Note 9.  Short-Term Borrowings

Short-term   borrowings  consisting  of  securities  sold  under  agreements  to repurchase and U.S. Treasury note accounts are as follows at December 31 of each year:

                                             1995        1994       1993
-------------------------------------------------------------------------

End of year:
   Outstanding balance .................   $ 64,771    $ 59,614  $ 78,037
   Weighted average interest rate             5.40%       5.31%     2.88%
During the year:
   Average outstanding balance .........     74,552      69,647    66,210
   Maximum outstanding balance .........     92,986      80,379    79,441
   Weighted average interest rate             5.65%       3.77%     2.95%


Note 10.  Long-Term Debt

The Company has a term note payable to another financial institution of $3,425,000 which accrues interest at the London Interbank Offered Rate plus 175 basis points (7.703% at December 31, 1995) and requires quarterly principal payments of $125,000 plus interest until October 1999, when the remaining principal is due. The note is unsecured.

The Company also has a term note payable to another financial institution of $500,000 which accrues interest at the national prime interest rate (8.5% at December 31, 1995) and requires semi-annual principal payments of $125,000 plus interest. All the outstanding common stock of the Bank of Lockport is pledged as collateral on the note.

The Company has debentures payable of $3,776,000 to certain former stockholders of Plano Bancshares, Inc. The debentures require semi-annual interest payments at the national prime interest rate and require that one-third of the outstanding principal be paid annually October 1997, 1998 and 1999. The debentures are unsecured.

Aggregate maturities of the note and debentures payable are due as follows:

Year Ending                                              Notes        Debentures
December 31,                                            Payable         Payable
--------------------------------------------------------------------------------

1996                                                  $  750,000      $        0
1997                                                     750,000       1,259,000
1998                                                     500,000       1,259,000
1999                                                   1,925,000       1,258,000
                                                      ----------      ----------
                                                      $3,925,000      $3,776,000
                                                      ==========      ==========

Note 11.  Financial Instruments With Off-Balance-Sheet Risk

The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit, which to varying degrees, involve elements of credit risk in excess of the amount recognized in the balance sheet.

The Banks' exposure to credit loss in the event of nonperformance by the customer on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

A summary of the contract amounts of the Banks' exposure to off-balance-sheet risk as of December 31, 1995 and 1994 is as follows:

                                                         1995           1994
--------------------------------------------------------------------------------

Financial instruments whose contract
   amount represents credit risk:
   Firm loan commitments                               $ 81,272       $ 55,700
   Standby letters of credit                             16,000         14,956

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Firm loan commitments include approximately $12,900,000 and $9,800,000 of unused home equity and credit card lines of credit as of December 31, 1995 and 1994, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer.

Standby letters of credit written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The extent of collateral held for those commitments varies with the average amount collateralized being 71% and 83% as of December 31, 1995 and 1994, respectively.

Note 12.  Regulatory Restrictions

The Banks are required by law to maintain non-interest earning deposits with the Federal Reserve Bank or correspondent banks. The average reserve balance for the year ended December 31, 1995 was $1,786,000.

The Banks are also limited in the amount of dividends that can be paid without prior approval of the banking regulatory agencies. In 1996, the Banks could pay dividends to the Company of as much as $9,116,000 plus their net earnings in 1996, without obtaining prior approval of the bank regulatory agencies.

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Shown below is a comparison of the Company's actual regulatory capital ratios as of December 31, 1995, with minimum requirements as defined by regulation for capital adequacy purposes and to be considered "well capitalized" under the regulatory framework for prompt corrective action.

                                                        Regulatory Requirements
                                                        ------------------------
                                          1995            Capital       Well
                                          Actual          Adequacy   Capitalized
                                          --------------------------------------

Tier 1 risk-based capital                  12.11%            4%           6%
Total risk-based capital                   12.96             8           10
Leverage ratio                              7.56             3            5


Note 13.  Fair Value of Financial Instruments and Interest Rate Risks

The estimated fair value of financial instruments is as follows:

                                                                         1995                          1994
                                                               -------------------------      ------------------------
                                                                Carrying                      Carrying
                                                                 Amount       Fair Value       Amount       Fair Value
----------------------------------------------------------------------------------------------------------------------
Financial Assets
   Cash and due from banks ..............................      $  42,979      $  42,979       $ 42,832       $ 42,832
   Interest bearing deposits in other
      financial institutions ............................              0              0          4,198          4,198
   Securities available for sale ........................         17,337         17,337              0              0
   Securities held to maturity ..........................        185,374        187,269        189,874        184,205
   Federal funds sold ...................................         41,537         41,537              0              0
   Loans ................................................        427,917        427,836        418,918        411,427
   Accrued interest receivable ..........................          6,138          6,138          5,842          5,842

Financial Liabilities
   Deposits .............................................        605,137        606,203        556,162        555,719
   Short-term borrowings ................................         64,771         64,771         59,614         59,614
   Long-term debt .......................................          7,701          7,701          8,326          8,326
   Accrued interest payable .............................          3,379          3,379          2,061          2,061
Off-balance-sheet instruments, loan commitments and
   standby letters of credit ............................              0              0              0              0


The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are more likely to prepay in a rising rate environment and less likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.


Note 14.  Condensed Parent Company Financial Information

The condensed financial statements of First National Bancorp, Inc. (parent company only) are presented below:

                               Balance Sheets

Assets                                                   1995     1994
------------------------------------------------------------------------

Cash ................................................  $   291   $   315
Investments in subsidiaries .........................   74,124    69,971
Premises ............................................      106       106
Other assets ........................................       37        40
                                                       -----------------
           Total assets .............................  $74,558   $70,432
                                                       -----------------
Liabilities and Stockholders' Equity
Liabilities:
   Long-term debt ...................................  $ 7,701   $ 8,326
   Other liabilities ................................      432       449
Stockholders' Equity ................................   66,425    61,657
                                                       -----------------
           Total liabilities and stockholders' equity  $74,558   $70,432
                                                       =================

                  Statements of Income

                                                        Years Ended December 31,
                                                       -------------------------
                                                        1995     1994     1993
--------------------------------------------------------------------------------

Dividends from subsidiaries .................          $4,649   $5,019   $6,876
Interest and other expenses .................           1,126      394      176
                                                       ------------------------
           Income before income tax credits
              and equity in undistributed net
              income of subsidiaries ........           3,523    4,625    6,700
Income tax credits ..........................            (436)     (92)     (68)
                                                       ------------------------
           Income before equity in
              undistributed net income of
              subsidiaries ..................           3,959    4,717    6,768
Equity in undistributed net income of
   subsidiaries .............................           4,252    2,790      598
                                                       ------------------------
           Net income .......................          $8,211   $7,507   $7,366
                                                       ========================

                            Statements of Cash Flows


                                                                       Years Ended December 31,
                                                                      -------------------------
                                                                       1995      1994      1993
------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income ...................................................     $8,211    $7,507    $7,366
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Undistributed (earnings) of subsidiaries ..................     (4,252)   (2,790)     (598)
      Change in other assets and other
        liabilities .............................................        (14)        9         0
                                                                      --------------------------
           Net cash provided by operating
               activities .......................................      3,945     4,726     6,768
                                                                      --------------------------

Cash Flows From Investing Activities,
   purchase of Plano Bancshares, Inc.,
   net cash (used in) investing activities ......................          0    (6,961)        0
                                                                      --------------------------

Cash Flows From Financing Activities
   Proceeds from long-term debt .................................          0     3,800         0
   Principal payments on long-term debt .........................       (625)     (250)   (1,625)
   Cash dividends paid ..........................................     (3,344)   (3,258)   (3,042)
   Cash paid in lieu of fractional shares .......................          0       (34)        0
                                                                      --------------------------
           Net cash provided by (used in)
               financing activities .............................     (3,969)      258    (4,667)
                                                                     ---------------------------

           Net increase (decrease) in cash ......................        (24)   (1,977)    2,101

Cash:
   Beginning ....................................................        315     2,292       191
                                                                     ---------------------------

   Ending .......................................................    $   291    $  315    $2,292
                                                                     ===========================


Supplementary Data

              Quarterly Financial Information 1995-1994 (Unaudited)


                                                   1995                              1994
                                     -------------------------------- ---------------------------------
In thousands except per share data     4th      3rd     2nd     1st      4th     3rd      2nd     1st
-------------------------------------------------------------------------------------------------------

Net interest income                  $ 7,281 $  7,390 $ 7,147 $ 7,633 $  6,975 $ 6,490 $  6,578 $ 6,269
Provision for losses                     354      279     279     279      269     262      178     121
Total noninterest revenue              1,326    1,430   1,294   1,074    1,048     923      942     925
Total noninterest expense              6,734    4,871   5,111   4,703    6,292   4,279    4,068   3,901
                                     -------------------------------------------------------------------

Income before income tax expense       1,519    3,670   3,051   3,725    1,462   2,872    3,274   3,172
Income tax expense                       418    1,188     928   1,220      421     829    1,039     984
                                     -------------------------------------------------------------------

Net income                           $ 1,101 $  2,482 $ 2,123 $ 2,505 $  1,041 $ 2,043 $  2,235 $ 2,188
                                     -------------------------------------------------------------------

Net income per common share          $  0.90 $   2.04 $  1.75 $  2.06 $   0.85 $  1.68 $   1.84 $  1.80
                                     -------------------------------------------------------------------
Average common shares and
   equivalents outstanding             1,216    1,216   1,216   1,216    1,216   1,216    1,216   1,216


Income for the fourth quarter of 1995 and 1994 is less than the first three quarters due to discretionary contributions, pension and other compensation expenses.

               Stock-Price Range, Dividends 1995-1994 (Unaudited)


                                                  1995                              1994
                                     -------------------------------- ---------------------------------
                                       4th    3rd      2nd      1st     4th     3rd      2nd      1st
-------------------------------------------------------------------------------------------------------

Common stock (1):
Price Range
   High                              $    77 $    76 $     73 $    71 $     64 $    63 $     60 $    58
   Low                                    76      73       71      69       63      60       58      57
Cash dividends declared per share               1.50             1.25             1.25             1.43


(1)  Adjusted to reflect 7 for 5 stock split in 1994.

Interest differential

The following table sets forth the change in interest income and interest expense attributable to rate and volume variances. These calculations have been made on the basis that loan fees are not material and have been included and that there are no out of period adjustments. The interest earned is assumed to be on a tax equivalent basis using an income tax rate of 35%. Changes in income due to volume have been calculated by multiplying the change in volume times the average rate for the preceding year. The changes in income due to changes in rate have been determined by multiplying current volume by the change in average rate.


                                                  1995 Compared to 1994           1994 Compared to 1993
                                               -----------------------------   ---------------------------
                                                       Changes Due to:               Changes Due to:
                                               -----------------------------   ---------------------------
                                                Volume     Rate      Change    Volume     Rate     Change
----------------------------------------------------------------------------------------------------------

Interest earned on:

Deposits in other financial institutions       $   (212) $       1 $     (211) $   (595) $      8 $   (587)
Securities:
   Taxable                                           (8)     1,259      1,251       507     (854)     (347)
   Tax-exempt                                      (281)      (11)      (292)       (8)     (194)     (202)
Federal funds sold                                 1,239     1,002      2,241     (816)       117     (699)
Loans                                              4,533     2,909      7,442     5,952   (1,982)     3,970
                                               -------------------------------------------------------------

Total interest income                              5,271     5,160     10,431     5,040   (2,905)     2,135
                                               -------------------------------------------------------------

Interest expense on:

Deposits
   Demand                                            187       160        347       106     (188)      (82)
   Savings                                            32        62         94       182     (441)     (259)
   Time                                            2,252     2,555      4,807       366       273       639
Short-term borrowings                                185     1,401      1,586       101       568       669
Long-term debt                                       410       112        522        32      (11)        21
                                               -------------------------------------------------------------

Total interest expense                             3,066     4,290      7,356       787       201       988
                                               -------------------------------------------------------------

Net interest income                            $   2,205 $     870 $    3,075 $   4,253 $ (3,106) $   1,147
                                               ============================================================


Securities

The following table shows the carrying value of the securities of the Company by category at year end for the past three years.



                                                                       1995       1994      1993
--------------------------------------------------------------------------------------------------


U.S. Treasury securities .........................................   $ 53,611   $ 42,437  $ 62,677
U.S. government agencies .........................................    111,055    104,144    86,502
Obligations of states and political subdivisions .................     37,745     42,638    40,869
Corporate and other securities ...................................        300        655       824
                                                                     -----------------------------
                                                                     $202,711   $189,874  $190,872
                                                                     =============================


At December 31, 1995, there were no concentrations of securities in any state or local governmental unit.

Securities Maturities

The following table shows the relative maturities of securities available for sale and held to maturity (at book value) held by the Company at December 31, 1995 and the weighted average interest rate for each range of maturities. The yields on tax-exempt obligations are stated on a fully tax-equivalent basis, assuming a federal income tax rate of 35%.


                                              Available for Sale                          Held to Maturity
                                ------------------------------------------  --------------------------------------------
                                                                  Weighted                         Obligations  Weighted
                                   U.S.       U.S.                Average      U.S.        U.S.     of State    Average
                                 Treasury  Government    Other    Interest   Treasury   Government     and      Interest
                                Securities  Agencies   Securities  Rate     Securities   Agencies  Subdivision    Rate
------------------------------------------------------------------------------------------------------------------------

Under 1 year .................    $ 4,286    $  491       $    0     4.90%   $20,480     $ 77,612    $ 5,718      6.56%
1 to 5 years .................      8,357     3,478            0     5.59     20,488       27,481     18,435      7.01
5 to 10 years ................          0       425            0     3.49          0          488     13,492      8.50
Over 10 years ................          0         0          300     6.00          0        1,080        100      6.86
                                  ------------------------------             -------------------------------
      Total ..................    $12,643    $4,394       $  300             $40,968     $106,661    $37,745
                                  ==============================             ===============================


Types of Loans

Set forth below are major categories of the Company's loan portfolio at December 31:


                                                   1995       1994      1993      1992      1991
--------------------------------------------------------------------------------------------------


Commercial .................................     $ 79,967   $ 91,120  $ 82,942  $ 73,375  $ 62,029
Agricultural ...............................        8,815      8,485     6,907     6,319     6,184
Real estate, mortgage ......................      210,631    184,795   126,208   110,852   126,829
Consumer ...................................      134,344    141,611   126,273   115,438   116,790
                                                 -------------------------------------------------
Total Gross* ...............................      433,757    426,011   342,330   305,984   311,832

Less:
   Unearned discount .......................       (1,909)    (4,011)   (6,365)   (7,525)   (8,555)
   Allowance for loan losses ...............       (3,931)    (3,082)   (2,722)   (2,649)   (1,915)
                                                 -------------------------------------------------
Net loans ..................................     $427,917   $418,918  $333,243  $295,810  $301,362
                                                 =================================================

Ratio of net loans to total assets .........       57.06%     60.48%    52.75%    49.80%    54.43%


* During 1995 the Company changed its method of classifying loans. The change has been retroactively applied to this schedule.

Loan Maturity and Rate Sensitivity

The following sets forth the maturity distribution and interest sensitivity of commercial and agricultural loans at December 31, 1995.


                                                             One Year   One to      Over
                                                              Or Less  Five Years Five Years      Total
--------------------------------------------------------------------------------------------------------

Commercial & Agricultural .................................   $ 67,377 $   18,059 $    3,346
                                                              ==============================

Interest rate sensitivity:
   Fixed rate .............................................   $ 25,299 $   17,264 $   3,346    $  45,909
   Floating with prime ....................................     42,078        795         0       42,873
                                                              ------------------------------------------
                                                              $ 67,377 $   18,059 $   3,346    $  88,782
                                                              ==========================================


Allocation of Allowance for Loan Losses

The following table sets forth the allocation of the Company's allowance for loan losses and percent of each category to the Gross Loans less any Unearned Discount for the period shown. The consumer loan allowance has increased due to an increase of approximately $2,091,000 in credit card loans during 1995. The allowance for loan losses is available to absorb losses in any particular category of loans, notwithstanding management's allocation of the allowance.



                                 1995            1994          1993            1992            1991
                            -------------- --------------- -------------  --------------- --------------
Loan Type                    Amount     %    Amount    %    Amount     %   Amount      %   Amount     %
--------------------------------------------------------------------------------------------------------

Commercial                  $    871    18 $     912    21 $    610    24 $     617    24 $    339    20
Agriculture                      150     2       186     2       69     2        67     2       29     2
Real estate, mortgage          1,645    49     1,029    43      946    37       891    36      634    41
Consumer                       1,265    31       956    34    1,038    37       993    38      635    37
Unallocated                                                      59              81            279
                            -----------------------------------------------------------------------------
Total                       $  3,931   100 $   3,083   100 $  2,722   100 $   2,649   100 $  1,916   100
                            ============================================================================


Summary of Loan Loss Activity

The following table details the component changes in the Company's allowance for loan losses for the past five years.


                                                          1995         1994          1993         1992         1991
                                                        --------------------------------------------------------------

Allowance, beginning of year ....................       $3,082        $2,722        $2,649         $1,915       $1,646
                                                        --------------------------------------------------------------
Loans charged off:
   Commercial and agricultural ...................         (60)         (592)         (398)         (274)          (43)
   Real estate, mortgage .........................           0             0          (105)            0             0
   Consumer ......................................        (586)         (358)         (273)         (352)         (526)
                                                        --------------------------------------------------------------
Total loan charge offs ...........................        (646)         (950)         (776)         (626)         (569)
                                                        --------------------------------------------------------------
Loan recoveries:
   Commercial and agricultural ...................         145            21            15            54            21
   Real estate, mortgage .........................          10             0             0             0             0
   Consumer ......................................         149           156           147           153           136
                                                        --------------------------------------------------------------
Total loan recoveries ............................         304           177           162           207           157
                                                        --------------------------------------------------------------
Net loans charged off ............................        (342)         (773)         (614)         (419)         (412)
                                                        --------------------------------------------------------------
Provision for loan losses ........................       1,191           830           687         1,153           681
                                                        --------------------------------------------------------------
Other additions (1) ..............................           0           303             0             0             0
                                                        --------------------------------------------------------------
Allowance, end of year ...........................       3,931         3,082         2,722         2,649         1,915
                                                        ==============================================================

Net loans charged off to average
   loans outstanding .............................       0.08%         0.21%         0.20%         0.14%         0.14%

Allowance for loan losses to ending
   loans outstanding .............................       0.91%         0.73%         0.81%         0.89%         0.63%


(1)     Represents increase with purchase of Plano Bancshares, Inc. in 1994.

Deposits

The following table provides a breakdown by category of deposits of the Company's subsidiary banks on an average balance basis for the five years ended December 31:


                              1995      1994      1993      1992      1991
----------------------------------------------------------------------------

Noninterest bearing demand  $ 99,178  $ 90,994  $ 83,401  $ 77,833  $ 70,941
Interest bearing demand ..    99,827    91,237    86,818    89,423    85,139
Savings ..................   153,661   152,383   145,815   140,863   111,032
Time .....................   224,427   170,939   161,904   163,375   179,312
                            ------------------------------------------------

Total deposits ...........  $577,093  $505,553  $477,938  $471,494  $446,424
                            ================================================

The following shows the maturity schedule and amounts for the Company's time deposits of $100,000 or more at December 31, 1995.

Under 3 months                                     $ 15,672
3 to 12 months                                       13,346
Over 12 months                                        5,763
                                                   --------
                                                   $ 34,781
                                                   ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters.

No disclosure on Form 8-K, of a change of accountants or disagreement on accounting and financial disclosure matters, has occurred for the 24 months prior to, or in months subsequent to, December 31, 1995.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

The information appearing on pages 4 through 8 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    1.  All schedules are omitted because they are not  applicable,  the data is
        not   significant,   or  the  required   information  is  shown  in  the
        Consolidated Financial Statements or Notes thereto.

    2.  Exhibits

          3.1a Articles of Incorporation of First National Bancorp, Inc. (incorporated by reference to Appendix III of Registration Statement Form S-4, File No. 0-15123, dated February 17, 1986.

          3.1b Amendment to the Articles of Incorporation dated March 9, 1988 (Incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1987, File No. 0-15123).

          3.2   By-laws  of  First  National  Bancorp,  Inc.   (incorporated  by
                reference to Part IV of Form 10-K for the year ended December 31, 1986, File No. 0-15123)

          4 Instruments defining rights of security holders (incorporated by reference to pages 31 through 33 of Registration Statement Form S-4, File No. 0-15123, dated February 17, 1986.

          10.1a First   National  Bank  of  Joliet   Retirement   Plan  &  Trust
                (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1986, File No. 0-15123)

          10.1b First  National  Bank  of  Joliet  Retirement  Plan &  Trust  as
                Amended.

          10.3a First National Bancorp, Inc. 401(k) plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1993, File No. 0-15123).

          10.3b Amendment  of the First  National  Bancorp,  Inc.  401(K)  Plan,
                (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1994, File No. 0-15123).

          10.4  First National Bancorp, Inc. Employees' Cafeteria Plan.

          11    Statement re: computation of per share earnings

          20    Notice of Annual  Shareholders  Meeting of First  National
                Bancorp, Inc.

          21    Subsidiaries of the Registrant

          27    Financial Data Schedule

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Joliet, State of Illinois, on this 14th day of March, 1996.

                                             FIRST NATIONAL BANCORP, INC.
                                                    (Registrant)



                                        By: /S/ Kevin T. Reardon
                                            -----------------------------------
                                            Kevin T. Reardon
                                            Chairman of the Board
                                            & Chief Executive Officer



                                        By: /s/ Albert G. D'Ottavio
                                            ------------------------------------
                                            Albert G. D'Ottavio
                                            President & Director
                                            (Chief Financial Officer)
                                            Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 14th day of March, 1996 by the following persons on behalf of the registrant in the capacities indicated.

        Name                               Title


/s/ Kevin T. Reardon
------------------------------
                                   Chairman of the Board
                                   and
                                   Chief Executive Officer

/s/ Albert G. D'Ottavio
------------------------------
                                   President and Director
                                   (Chief Operating Officer)
                                   (Chief Financial Officer)

/s/ George H. Buck                 Director
------------------------------


/s/ Howard E. Reeves               Director
------------------------------



/s/ Charles R. Peyla               Director
------------------------------


/s/ Walter F. Nolan                Director
------------------------------


/s/ Louis R. Peyla                 Director
------------------------------