Form 10-Q
period 1996-03-31
FIRST NATIONAL BANCORP INC /IL/
filed 1996-05-15
CIK 788783

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                              --------------------


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended March 31, 1996

                                       or

(  )   Transition Report Pursuant to Section 13 of 15(d) of
       the Securities Exchange Act of 1934
       For the transition period from ----- to -----

                              --------------------


                         Commission file number 0-15123

                I.R.S. Employer Identification Number 31-1182986

                          FIRST NATIONAL BANCORP, INC.
                           (an Illinois Corporation)
                               78 N. Chicago St.
                             Joliet, Illinois 60432
                           Telephone: (815) 726-4371



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,215,902 shares of the Company's Common Stock ($10.00 par value) were outstanding as of March 31, 1996.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS




Part I.  Financial Information

         Item 1.  Financial Statements

                  a.  Condensed Consolidated Balance Sheets

                  b.  Condensed Consolidated Statements of Income

                  c.  Condensed Consolidated Statements of Cash Flow

                  d.  Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 6b. Reports on Form  8-K

                  No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

         Signatures

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Amounts in Thousands)


                                                                   March 31,  December 31,
                                                                      1996        1995
                                                                   ---------  ------------
ASSETS
Cash and due from banks .........................................   $ 40,639    $ 42,979
Securities
     Available for sale .........................................     15,139      17,337
     Held to maturity ...........................................    182,142     185,374
                                                                    --------    --------
        Total  Securities .......................................    197,281     202,711
                                                                    --------    --------

Federal  funds  sold ............................................     53,208      41,537
Loans:
     Commercial .................................................     79,274      79,967
     Agricultural ...............................................      6,663       8,815
     Real estate ................................................    213,788     210,631
     Consumer ...................................................    132,428     133,346
     Other ......................................................        927         998
                                                                    --------    --------
                                                                     433,080     433,757
     Less Unearned Discount .....................................     (1,481)     (1,909)
                                                                    --------    --------
                                                                     431,599     431,848
     Less Allowance for loan losses .............................     (4,185)     (3,931)
                                                                    --------    --------
         Loans, net .............................................    427,414     427,917
                                                                    --------    --------

Premises and equipment, net .....................................     17,347      15,579
Accrued interest and other assets ...............................      7,492       7,687
Intangibles, net ................................................     11,313      11,580
                                                                    --------    --------
TOTAL ASSETS ....................................................   $754,694    $749,990
                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand, non-interest bearing ...............................   $110,409    $114,035
     NOW accounts ...............................................     61,803      58,027
     Money Market accounts ......................................     43,854      41,646
     Savings ....................................................    158,821     152,128
     Time deposits of $100,000 and over .........................     42,346      34,781
     Other time deposits ........................................    208,639     204,520
                                                                    --------    --------
         Total Deposits .........................................    625,872     605,137
                                                                    --------    --------
     Short-term borrowings ......................................     48,165      64,771
     Long-term debt .............................................      7,451       7,701
     Other liabilities ..........................................      6,270       5,956
                                                                    --------    --------
         Total Liabilities ......................................    687,758     683,565
                                                                    --------    --------

STOCKHOLDERS' EQUITY
     Common Stock ...............................................     12,159      12,159
     Additional paid in capital .................................      8,846       8,846
     Retained earnings ..........................................     45,977      45,519
     Unrealized gain (loss) on securities available for sale, net        (46)        (99)
                                                                    --------    --------
          Total Stockholders' Equity ............................     66,936      66,425
                                                                    --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $754,694    $749,990
                                                                    ========    ========

See Notes to Condensed Consolidated Financial Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             (Amounts in Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1996     1995
                                                            --------  --------
INTEREST INCOME:
  Interest and Fees on Loans ...........................     $ 9,384  $ 9,472
  Interest on Securities:
    Taxable ............................................       2,489    2,260
    Tax-exempt .........................................         508      604
                                                             -------  -------
          Total  Interest  on  Securities ..............       2,997    2,864
                                                             -------  -------
  Interest on Federal Funds Sold .......................         656      388
  Interest on Deposits in other Financial Institutions .           0        3
                                                             -------  -------
Total Interest Income ..................................      13,037   12,727
                                                             -------  -------

INTEREST EXPENSE:
  Interest on Deposits .................................       4,945    3,962
  Interest on Borrowings ...............................         879    1,132
                                                             -------  -------
Total Interest Expense .................................       5,824    5,094
                                                             -------  -------

    Net Interest Income ................................       7,213    7,633
  Provision for Loan Losses ............................         307      279
                                                             -------  -------
    Net Interest Income After
      Provision for Loan Loss ..........................       6,906    7,354
                                                             -------  -------

OTHER INCOME:
  Trust Department Fees ................................         326      232
  Service Fees .........................................         886      720
  Net Securities Gains .................................         127        0
  Other ................................................         101      122
                                                             -------  -------
Total Other Income .....................................       1,440    1,074
                                                             -------  -------

OTHER EXPENSES:
  Salaries and Employee Benefits .......................       2,703    2,401
  Occupancy Expense ....................................         683      662
  Data Processing Expense ..............................         208      176
  Other Expenses .......................................       1,327    1,464
                                                             -------  -------
Total Other Expense ....................................       4,921    4,703
                                                             -------  -------

    Income Before Income Taxes .........................       3,425    3,725
 Applicable Income Taxes ...............................       1,144    1,220
                                                             -------  -------


NET INCOME .............................................       2,281    2,505
                                                             =======  =======

Earnings per Common Share ..............................        1.88     2.06
                                                             =======  =======

See  Notes  to  Condensed  Consolidated  Financial  Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Amounts in Thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                        1996       1995
                                                                      --------- ---------
 CASH FLOWS FROM OPERATIONS ACTIVITIES
  Net Income .....................................................     $ 2,281   $ 2,505
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation ................................................         317       280
     Provision for loan losses ...................................         307       279
     Provision for deferred income taxes .........................         (48)      165
     Amortization of bond premiums, net of (accretion) ...........          69        55
     Net securities (gains) ......................................        (127)        0
     Amortization of intangibles .................................         268       260
     Decrease in accrued interest and other assets ...............         195     1,561
     Increase (decrease) in accrued interest and other liabilities         342      (774)
                                                                       -------   -------
        Net Cash Provided By Operating Activities ................       3,604     4,331
                                                                       -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Interest bearing deposits in other financial institutions, net .           0     4,099
  Proceeds from maturities of  securities ........................      25,677    10,218
  Proceeds from sale of  securities ..............................       1,656       997
  Purchase of  securities ........................................     (21,772)   (4,230)
  Federal funds sold,  net .......................................     (11,671)  (35,900)
  Loans made to customers, net of principal collections ..........         196    (1,976)
  Purchase of premises and equipment .............................      (2,085)     (612)
                                                                       -------   -------
      Net Cash  (Used In) Investing Activities ...................      (7,999)  (27,404)
                                                                       -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in time deposits ..................................      11,684    (1,086)
  Net increase in all other deposit accounts .....................       9,051      (540)
  Net increase (decrease) in securities sold under agreements
        to repurchase ............................................     (16,418)   19,633
  Other short-term borrowings, net ...............................        (188)   (6,014)
  Principal paid on long-term debt ...............................        (250)     (125)
  Dividends paid .................................................      (1,824)   (1,519)
                                                                       -------   -------
    Net Cash Provided By Financing Activities ....................       2,055    10,349
                                                                       -------   -------
    Net (Decrease) In Cash And Due From Banks ....................      (2,340)  (12,724)

CASH AND DUE FROM BANKS
  Beginning ......................................................      42,979    42,832
                                                                       -------   -------
  Ending .........................................................     $40,639   $30,108
                                                                       =======   =======

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid to depositors ..................................     $ 4,749   $ 3,636
    Interest paid on borrowings ..................................         940       907
    Income taxes .................................................           0        60
    Change  in  unrealized  gain  (loss)  on  securities
       available  for  sale ......................................          73         0
         Related  deferred  income  taxes ........................         (20)        0

See Notes to Condensed Consolidated Financial Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions for Form 10 - Q and Rule 10 - 01 of Regulation S - X. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles for complete
Financial Statements. These statements include, however, all adjustments (consisting of normal recurring accruals), which in the opinion of management are considered necessary for the fair presentation of the results for the period shown. Operating results for the three months ending March 31,1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

         These Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Joliet, Southwest Suburban Bank, Bank of Lockport and Plano Bancshares, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - ACCOUNTING  PRONOUNCEMENTS

         Effective January 1, 1996 the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and Statement No. 122, Accounting for Mortgage Servicing Rights. The adoption of these new accounting pronouncements did not have any effect on the March 31, 1996 condensed consolidated financial statements.


NOTE 3 - PURCHASE  OF  BRANCH  FACILITY

         On March 8, 1996, First National Bank of Joliet purchased a branch facility located in Romeoville, Illinois from another financial institution. The total cost including planned improvements is estimated to be $1,750,000. The branch is scheduled to open in May, 1996.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following management's discussion and analysis focuses on the consolidated financial position of First National Bancorp, Inc. ("The Company") as of March 31, 1996, as compared to the position of the Company at December 31, 1995, as well as the results of operations for the three months ended March 31, 1996 and 1995. This discussion is intended to be read in conjunction with the financial statements and notes.


HIGHLIGHTS

         First National Bancorp's net income for the three months ended March 31, 1996 was $2,281,000 as compared to $2,505,000 for the same period in 1995. Earings per share for the three months ended March 31, 1996 was $1.88 versus $2.06 for the same period in 1995.

         As  of  March  31,  1996,   Total  Assets  were   $754,694,000   versus
$749,990,000 on December 31, 1995.

         Total Stockholder's Equity at March 31, 1996 was 8.87% of assets as compared to 8.86% at December 31, 1995.


BALANCE SHEET

         Total assets increased by $4,704,000, or .6%, from the totals reported at December 31, 1995. An increase of $20,735,000 in Total Deposits and a decrease of $16,606,000 in Short- Term Borrowings were offset primarily by an increase in Fed Funds Sold of $11,671,000, a Securities decrease of $5,430,000 and a net Loans decrease of $503,000.

         Net Loans were $427,414,000 at March 31, 1996, which represented 56.6% of total assets and 68.3% of total deposits compared to the December 31, 1995 total of $427,917,000 or 57.1% of total assets and 70.7% of total deposits.

         Securities ended the period at $197,281,000 as compared to $202,711,000 on December 31, 1995, which represents a decrease of 2.7%. The security portfolio was 81.3% invested in U.S. Government obligations and 18.6% in obligations of State and Political Subdivisions and .1% in Other Securities at March 31, 1996.

         The Allowance for loan losses increased $254,000 for the three month period ended March 31, 1996 to $4,185,000 which represented .9% of loans, net of unearned income. At December 31, 1995, the allowance for loan losses represented
 .9% of such loan balances. A portion of this increase relates to the expansion of the subsidiary Banks into the credit card lending program. Historical loss experience in credit card lending is greater than the Banks' overall loss experience, requiring an increase in the allowance for loan losses. Management continues to monitor the current loan portfolio and assess potential future charge-offs in order to determine the level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate to absorb estimated future losses on the loan portfolio.

         The deposit mix at March 31, 1996, consisted of $110,409,000 of non-interest bearing deposits (17.6% of total deposits) and $515,463,000 of interest bearing deposits ( 82.4% of total deposits). This compares to December 31, 1995 totals of $114,035,000 non- interest bearing deposits (18.8% of total deposits ) and $491,102,000 of interest-bearing deposits (81.2% of total deposits).

         Tier 1 Capital at March 31, 1996 was 12.2% compared to 12.1% at December 31, 1995. Banking regulations require bank holding companies to maintain a Tier 1 Capital ratio of at least 6.0% to be considered "well capitalized".


INCOME STATEMENT

         Net interest income for the first three months was 5.5% lower than in the same period in 1995. This decrease is due to a lower yield environment and loan origination fee income in 1996 as compared to the first quarter of 1995.

         Other income for the first three months increased $366,000 or 34.1% over the same period in 1995. This is due primarily to increased service charges on deposit accounts of $120,000 , gains on loans sold of $19,000, and increased securities gains of $127,000.

         For the three months ending March 31, 1996, Other Expenses were $218,000 or 4.6% higher than the same period in 1995. Accounting for most of the change were higher salary and benefit costs, and an increase in intangible amortization and data processing expenses.

                                   SIGNATURES



         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





         FIRST NATIONAL BANCORP, INC. (REGISTRANT) DATE: MAY 10, 1996






/s/ Kevin  T.  Reardon                  /s/ Albert  G.  D'Ottavio
- ----------------------                  -------------------------
Kevin  T.  Reardon                      Albert  G.  D'Ottavio
Chairman  of  the  Board                President
Chief  Executive  Officer               Principal  Accounting  Officer
                                           &   Chief  Financial  Officer