Form 10-Q
period 1996-06-30
FIRST NATIONAL BANCORP INC /IL/
filed 1996-08-14
CIK 788783

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                              --------------------


             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [ X ] NO


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,215,902 shares of the Company's Common Stock ($10.00 par value) were outstanding as of June 30, 1996.

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

     Item 6b.  Reports  on  Form  8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

Signatures

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in Thousands)



                                                                June 30,   December 31,
                                                                  1996        1995
                                                               ---------   ------------

ASSETS
Cash and due from banks ....................................   $  40,847    $  42,979
Securities
     Available for sale ....................................   $  15,622    $  17,337
     Held to maturity (Fair value of $201,868 and $187,269
        at June 30, 1996 and December 31, 1995)                  203,636      185,374
                                                               ----------------------
        Total  Securities ..................................   $ 219,258    $ 202,711
                                                               ----------------------

Federal  funds  sold .......................................   $  32,420    $  41,537
Loans:
     Commercial ............................................   $  76,835    $  79,967
     Agricultural ..........................................       7,578        8,815
     Real estate ...........................................     220,170      210,631
     Consumer ..............................................     134,689      133,346
     Other .................................................       1,279          998
                                                               ----------------------
                                                               $ 440,551    $ 433,757
     Less Unearned Discount ................................      (1,165)      (1,909)
                                                               ----------------------
                                                               $ 439,386    $ 431,848
     Less Allowance for loan losses ........................      (4,362)      (3,931)
                                                               ----------------------
         Loans, net ........................................   $ 435,024    $ 427,917
                                                               ----------------------

Premises and equipment, net ................................   $  17,672    $  15,579
Other  real  estate  owned .................................         542            0
Intangibles,net ............................................      11,045       11,580
Accrued  interest  and  other  assets ......................       7,796        7,687
                                                               ----------------------

TOTAL ASSETS ...............................................   $ 764,604    $ 749,990
                                                               ======================


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand, non-interest bearing ..........................   $ 112,753    $ 114,035
     NOW accounts ..........................................      75,754       58,027
     Money Market accounts .................................      39,761       41,646
     Savings ...............................................     159,793      152,128
     Time deposits of $100,000 and over ....................      44,001       34,781
     Other time deposits ...................................     203,745      204,520
                                                               ----------------------
         Total Deposits ....................................   $ 635,807    $ 605,137
                                                               ----------------------
Short-term borrowings ......................................      46,779       64,771
Long-term debt .............................................       7,326        7,701
Accrued interest and other liabilities .....................       5,581        5,956
                                                               ----------------------
         Total Liabilities .................................   $ 695,493    $ 683,565
                                                               ----------------------

STOCKHOLDERS' EQUITY
Common Stock ...............................................   $  12,159    $  12,159
Additional paid in capital .................................       8,846        8,846
Retained earnings ..........................................      48,166       45,519
Unrealized gain (loss) on securities available for sale, net         (60)         (99)
                                                               ----------------------
          Total Stockholders' Equity .......................   $  69,111    $  66,425
                                                               ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 764,604    $ 749,990
                                                               ======================


See Notes to Condensed Consolidated Financial Statements.

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                  Three Months Ended             Six Months Ended
                                                                                       June 30,                      June 30,
                                                                                ----------------------        ----------------------
                                                                                 1996           1995           1996           1995
                                                                                -------        -------        -------        -------
INTEREST INCOME:
  Interest and Fees on Loans ...........................................        $ 9,506        $ 9,317        $18,890        $18,789
  Interest on Securities:
    Taxable ............................................................        $ 2,658        $ 2,311        $ 5,147        $ 4,571
    Tax-exempt .........................................................            507            557          1,015          1,161
                                                                                ----------------------------------------------------
          Total  Interest  on  Securities ..............................          3,165          2,868          6,162          5,732
                                                                                ----------------------------------------------------
  Interest on Federal Funds Sold .......................................            479            781          1,135          1,169
  Interest on Deposits in other Financial Institutions .................              0              0              0              3
                                                                                ----------------------------------------------------
Total Interest Income ..................................................        $13,150        $12,966        $26,187        $25,693
                                                                                ----------------------------------------------------

INTEREST EXPENSE:
  Interest on Deposits .................................................        $ 4,896        $ 4,515        $ 9,841        $ 8,477
  Interest on Borrowings ...............................................            727          1,304          1,606          2,436
                                                                                ----------------------------------------------------
Total Interest Expense .................................................        $ 5,623        $ 5,819        $11,447        $10,913
                                                                                ----------------------------------------------------

    Net Interest Income ................................................        $ 7,527        $ 7,147        $14,740        $14,780
Provision for Loan Losses ..............................................            300            279            607            558
                                                                                ----------------------------------------------------
    Net Interest Income After
      Provision for Loan Loss ..........................................        $ 7,227        $ 6,868        $14,133        $14,222
                                                                                ----------------------------------------------------

OTHER INCOME:
  Trust Department Fees ................................................        $   236        $   197        $   562        $   429
  Service Fees .........................................................            919            806          1,805          1,526
  Net Securities Gains .................................................             23              8            150              8
  Other ................................................................            102            283            203            405
                                                                                ----------------------------------------------------
Total Other Income .....................................................        $ 1,280        $ 1,294        $ 2,720        $ 2,368
                                                                                ----------------------------------------------------

OTHER EXPENSES:
  Salaries and Employee Benefits .......................................        $ 2,558        $ 2,417        $ 5,261        $ 4,818
  Occupancy Expense ....................................................            711            702          1,394          1,364
  Data Processing Expense ..............................................            270            238            478            414
  Other Expenses .......................................................          1,709          1,754          3,036          3,218
                                                                                ----------------------------------------------------
Total Other Expense ....................................................        $ 5,248        $ 5,111        $10,169        $ 9,814
                                                                                ----------------------------------------------------

    Income Before Income Taxes .........................................        $ 3,259        $ 3,051        $ 6,684        $ 6,776
 Applicable Income Taxes ...............................................          1,069            928          2,213          2,148
                                                                                ----------------------------------------------------
NET INCOME .............................................................        $ 2,190        $ 2,123        $ 4,471        $ 4,628
                                                                                ====================================================
Earnings per Common Share ..............................................        $  1.80        $  1.75        $  3.68        $  3.81
                                                                                ====================================================


See  Notes  to  Condensed  Consolidated  Financial  Statements.

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                                     --------------------
                                                                       1996        1995
                                                                     --------    --------
CASH FLOWS FROM OPERATIONS ACTIVITIES
  Net Income .....................................................   $  4,471    $  4,628
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation ................................................        635         566
     Provision for loan losses ...................................        607         558
     Provision for deferred income taxes .........................        (81)        160
     Amortization of bond premiums, net of (accretion) ...........         88          99
     Net securities (gains) losses ...............................       (150)         (8)
     Amortization of intangibles .................................        535         523
     (Increase) decrease in accrued interest and other assets ....       (109)      1,492
     Increase (decrease) in accrued interest and other liabilities       (305)     (1,318)
                                                                     --------------------
        Net Cash Provided By Operating Activities ................   $  5,691    $  6,700
                                                                     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Interest bearing deposits in other financial institutions, net .   $      0    $  4,198
  Proceeds from maturities of  securities ........................     38,892      19,848
  Proceeds from sale of  securities ..............................      1,656       1,496
  Purchase of  securities ........................................    (56,983)    (15,419)
  Federal funds sold,  net .......................................      9,117     (63,356)
  Loans made to customers, net of principal collections ..........     (8,256)    (12,425)
  Purchase of premises and equipment .............................     (2,728)     (1,297)
                                                                      -------------------
      Net Cash Provided By (Used In) Investing Activities            ($18,302)   ($66,955)
                                                                      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in time deposits .......................   $  8,445    $ 30,534
  Net increase (decrease) in all other deposit accounts ..........     22,225       8,104
  Net increase (decrease) in securities sold under agreements
        to repurchase ............................................    (20,083)     15,526
  Other short-term borrowings, net ...............................      2,091      (4,561)
  Principal paid on long-term debt ...............................       (375)       (250)
  Dividends paid .................................................     (1,824)     (1,519)
                                                                     --------------------
    Net Cash Provided By (Used In) Financing Activities ..........   $ 10,479    $ 47,834
                                                                     --------------------
    Net Increase (Decrease) In Cash And Due From Banks ...........   ($ 2,132)   ($12,421)

CASH AND DUE FROM BANKS
  Beginning ......................................................     42,979      42,832
                                                                     --------------------
  Ending .........................................................   $ 40,847    $ 30,411
                                                                     ====================

SUPPLEMENTAL DISCLOSURES Cash payments for:
    Interest paid to depositors ..................................   $  9,950    $  8,403
    Interest paid on borrowings ..................................      1,738       2,249
    Income taxes .................................................      2,001       1,991
  Noncash  activities:
   Other real estate acquired in settlement of loans .............   $    542    $    678
   Transfer  of  securities  held to maturity  to  securities
       available  for  sale ......................................          0           0
   Change  in  unrealized  gain  (loss)  on  securities
       available  for  sale ......................................         50           0
         Related  deferred  income  taxes ........................        (11)          0


See Notes to Condensed Consolidated Financial Statements .........

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions for Form 10 - Q and Rule 10 - 01 of Regulation S - X. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles for complete
Financial Statements. These statements include, however, all adjustments (consisting of normal recurring accruals), which in the opinion of management are considered necessary for the fair presentation of the results for the period shown. Operating results for the three months and six months periods ending June 30,1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

         These Consolidated Financial Statements include the accounts of the Company and its wholly- owned subsidiaries, First National Bank of Joliet, Southwest Suburban Bank, Bank of Lockport and Plano Bancshares, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - ACCOUNTING  PRONOUNCEMENTS

         Effective January 1, 1996 the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and Statement No. 122, Accounting for Mortgage Servicing Rights. The adoption of these new accounting pronouncements did not have any effect on the June 30, 1996 condensed consolidated financial statements.

         The following management's discussion and analysis focuses on the consolidated financial position of First National Bancorp, Inc. ("The Company") as of June 30, 1996, as compared to the position of the Company at December 31, 1995, as well as the results of operations for the three months and six months ended June 30, 1996 and 1995. This discussion is intended to be read in conjunction with the financial statements and notes.


HIGHLIGHTS

         First National Bancorp's net income for the six months ended June 30, 1996 was $4,471,000 as compared to $4,628,000 for the same period in 1995. Earnings per share for the six months ended June 30, 1996 was $3.68 versus $3.81 for the same period in 1995.

         As of June 30, 1996, Total Assets were $764,604,000 versus $749,990,000 on December 31, 1995.

         Total Stockholder's Equity at June 30, 1996 was 9.04% of assets as compared to 8.86% at December 31, 1995.

BALANCE SHEET

         Total assets increased by $14,614,000, or 1.9%, from the totals reported at December 31, 1995. An increase of $30,670,000 in Total Deposits and a decrease of $17,992,000 in Short- Term Borrowings were offset primarily by a decrease in Fed Funds Sold of $9,117,000, a Securities increase of $16,547,000 and a net Loans increase of $7,107,000.

         Net Loans were $435,024,000 at June 30, 1996, which represented 56.9% of total assets and 68.4% of total deposits compared to the December 31, 1995 total of $427,917,000 or 57.1% of total assets and 70.7% of total deposits.

         Securities ended the period at $219,258,000 as compared to $202,711,000 on December 31, 1995, which represents an increase of 8.2%. The security portfolio was 83.0% invested in U.S. Government obligations and 16.9% in obligations of State and Political Subdivisions and .1% in Other Securities at June 30, 1996.

         The Allowance for loan losses increased $431,000 for the six month period ended June 30, 1996 to $4,362,000 which represented 1.0% of loans, net of unearned income. At December 31, 1995, the allowance for loan losses represented
 .9% of such loan balances. A portion of this increase relates to the expansion of the subsidiary Banks into the credit card lending program. Historical loss experience in credit card lending is greater than the Banks' overall loss experience, requiring an increase in the allowance for loan losses. Management continues to monitor the current loan portfolio and assess potential future charge-offs in order to determine the level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate to absorb estimated future losses on the loan portfolio.

         The deposit mix at June 30, 1996, consisted of $112,753,000 of non-interest bearing deposits (17.7% of total deposits) and $523,054,000 of interest bearing deposits ( 82.3% of total deposits). This compares to December 31, 1995 totals of $114,035,000 non- interest bearing deposits (18.8% of total deposits ) and $491,102,000 of interest-bearing deposits (81.2% of total deposits).

         Tier 1 Capital at June 30, 1996 was 12.6% compared to 12.1% at December 31, 1995. Banking regulations require bank holding companies to maintain a Tier 1 Capital ratio of at least 6.0% to be considered "well capitalized".


INCOME STATEMENT

         Net interest income for the first six months was .3% lower than in the same period in 1995. This decrease is due to a lower yield environment and loan origination fee income in 1996 as compared to the first six months of 1995. For the three months ended June 30, 1996, net interest income increased 5.3% over the same period in 1995.

         Other income for the first six months increased $352,000 or 14.9% over the same period in 1995. This is due primarily to increased service charges on deposit accounts of $164,000 , and increased securities gains of $142,000. For the three month period ending June 30, 1996, other income was $14,000 or 1.1% lower than the same period in 1995.

         For the six months ending June 30, 1996, Other Expenses were $355,000 or 3.6% higher than the same period in 1995. Accounting for most of the change were higher salary and benefit costs, and an increase in intangible amortization and data processing expenses. The three month period ending June 30, 1996 reflects an increase of $137,000 or 2.7% over the same period in 1995.

                                   SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          FIRST NATIONAL BANCORP, INC.

                                  (REGISTRANT)

                              DATE: AUGUST 9, 1996






/s/ Kevin  T.  Reardon                           /s/ Albert  G.  D'Ottavio
- -------------------------                        ------------------------------
Kevin  T.  Reardon                               Albert  G.  D'Ottavio
Chairman  of  the  Board                         President
Chief  Executive  Officer                        Principal  Accounting  Officer
                                                 &   Chief  Financial  Officer