Form 10-Q
period 1996-09-30
FIRST NATIONAL BANCORP INC /IL/
filed 1996-11-14
CIK 788783

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                             ____________________


        (X)   Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                  For the period ended September 30, 1996

                                     or

        ( )   Transition Report Pursuant to Section 13 of 15(d) of
                    the Securities Exchange Act of 1934
                 For the transition period from ----- to -----

                              ____________________


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

                      YES   X                 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,215,902 shares of the Company's Common Stock ($10.00 par value) were outstanding as of November 11, 1996.

              FIRST  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARIES
              --------------------------------------------------

                                 CONTENTS



Part I.     Financial Information

     Item 1.     Financial Statements                                 Page

             a.     Condensed Consolidated Balance Sheets                1

             b.     Condensed Consolidated Statements of Income          2

             c.     Condensed Consolidated Statements of Cash Flow       3

             d.     Notes to Condensed Consolidated Financial
                    Statements                                           4

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     5


Part  II.   Other  Information

     Item  1.   Legal  Proceedings                                       8

     Item  2.   Changes  in  Securities                                  8

     Item  3.   Defaults  upon  Senior  Securities                       8

     Item  4.   Submission of Matters to a Vote of Security Holders      8

     Item  5.   Other  Information                                       8

     Item  6.   Exhibits  and  Reports  on  Form  8-K                   11

                 Signature  Page                                        12

                                                                       Page  1
                   PART  I.   FINANCIAL  INFORMATION
                   ITEM  1.   FINANCIAL  STATEMENTS

          FIRST  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARIES
          --------------------------------------------------

                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                        (Dollars in Thousands)




                                                                           September  30,       December 31,
                                                                               1996                  1995
                                                                               ----                  ----
ASSETS
Cash and due from banks                                                       $31,543              $42,979
Securities
     Available for sale                                                       $12,848              $17,337
     Held to maturity  (Fair  value  of  $206,557  and  $187,269  at          207,820              185,374
                          September  30,1996  and  December  31,1995)
                                                                            ---------            ---------
        Total  Securities                                                    $220,668             $202,711
                                                                            ---------            ---------

Federal  funds  sold                                                          $63,550              $41,537
Loans:
     Commercial                                                               $80,008              $79,967
     Agricultural                                                               8,649                8,815
     Real estate                                                              229,403              210,631
     Consumer                                                                 139,695              133,346
     Other                                                                      3,743                  998
                                                                            ---------            ---------
                                                                             $461,498             $433,757
     Less Unearned Discount                                                      (877)              (1,909)
                                                                            ---------            ---------
                                                                             $460,621             $431,848
     Less Allowance for loan losses                                            (4,434)              (3,931)
                                                                            ---------            ---------
         Loans, net                                                          $456,187             $427,917
                                                                            ---------            ---------

Premises and equipment, net                                                   $17,758              $15,579
Other  real  estate  owned                                                        500                  -
Intangibles,net                                                                10,778               11,580
Accrued  interest  and  other  assets                                           8,802                7,687
                                                                            ---------            ---------

TOTAL ASSETS                                                                 $809,786             $749,990
                                                                            ---------            ---------
                                                                            ---------            ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand, non-interest bearing                                            $113,115             $114,035
     NOW accounts                                                              80,744               58,027
     Money Market accounts                                                     36,462               41,646
     Savings                                                                  159,487              152,128
     Time deposits of $100,000 and over                                        58,844               34,781
     Other time deposits                                                      227,471              204,520
                                                                            ---------            ---------
         Total Deposits                                                      $676,123             $605,137
                                                                            ---------            ---------
Short-term borrowings                                                          51,015               64,771
Long-term debt                                                                  7,076                7,701
Accrued interest and other liabilities                                          6,004                5,956
                                                                            ---------            ---------
         Total Liabilities                                                   $740,218             $683,565
                                                                            ---------            ---------







STOCKHOLDERS' EQUITY
Preferred  stock,  no  par  value,  authorized  1,000,000  shares;
     none  issued                                                           $    -                $   -
Common stock,  par  value  $10;  authorized  2,750,000  shares;
     issued  1,215,902  shares                                                 12,159               12,159
Additional paid in capital                                                      8,846                8,846
Retained earnings                                                              48,607               45,519
Unrealized gain (loss) on securities available for sale, net                      (44)                 (99)
                                                                            ---------            ---------
          Total Stockholders' Equity                                          $69,568              $66,425
                                                                            ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $809,786             $749,990
                                                                            ---------            ---------
                                                                            ---------            ---------


See Notes to Condensed Consolidated Financial Statements.

     FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES
     ---------------------------------------------

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (Unaudited)
     (Dollars in Thousands,  Except  Share  Data)


                                                                 Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                                1996           1995          1996          1995
                                                                ----           ----          ----          ----
INTEREST INCOME:
  Interest and Fees on Loans                                    $9,931        $9,647       $28,821       $28,436
  Interest on Securities:
    Taxable                                                     $2,924        $2,386        $8,071        $6,957
    Tax-exempt                                                     501           609         1,516         1,770
                                                             ---------------------------------------------------
          Total  Interest  on  Securities                        3,425         2,995         9,587         8,727
                                                             ---------------------------------------------------
  Interest on Federal Funds Sold                                   530           820         1,665         1,989
  Interest on Deposits in other Financial Institutions           -              -             -                3
                                                             ---------------------------------------------------
Total Interest Income                                          $13,886       $13,462       $40,073       $39,155
                                                             ---------------------------------------------------


INTEREST EXPENSE:
  Interest on Deposits                                          $5,330        $4,794       $15,171       $13,271
  Interest on Borrowings                                           777         1,278         2,383         3,714
                                                             ---------------------------------------------------
Total Interest Expense                                          $6,107        $6,072       $17,554       $16,985
                                                             ---------------------------------------------------


    Net Interest Income                                         $7,779        $7,390       $22,519       $22,170
Provision for Loan Losses                                          209           279           816           837
                                                             ---------------------------------------------------
    Net Interest Income After
      Provision for Loan Loss                                   $7,570        $7,111       $21,703       $21,333
                                                             ---------------------------------------------------


OTHER INCOME:
  Trust Department Fees                                           $218          $181          $780          $610
  Service Fees                                                     988           983         2,793         2,509
  Net Securities Gains                                               2           179           152           187
  Other                                                            131            87           334           492
                                                             ---------------------------------------------------
Total Other Income                                              $1,339        $1,430        $4,059        $3,798
                                                             ---------------------------------------------------


OTHER EXPENSES:
  Salaries and Employee Benefits                                $3,048        $2,465        $8,309        $7,283
  Occupancy Expense                                                800           507         2,194         1,871
  Data Processing Expense                                          276           250           754           664
  Other Expenses                                                 1,448         1,649         4,484         4,867
                                                             ---------------------------------------------------
Total Other Expenses                                            $5,572        $4,871       $15,741       $14,685
                                                             ---------------------------------------------------


    Income Before Income Taxes                                  $3,337        $3,670       $10,021       $10,446
 Applicable Income Taxes                                         1,073         1,188         3,286         3,336
                                                             ---------------------------------------------------

NET INCOME                                                      $2,264        $2,482        $6,735        $7,110
                                                             ---------------------------------------------------
                                                             ---------------------------------------------------

Earnings per Common Share                                        $1.86         $2.04         $5.54         $5.85
                                                             ---------------------------------------------------
                                                             ---------------------------------------------------

Weighted  average  number  of  shares  outstanding           1,215,902     1,215,902     1,215,902     1,215,902
                                                             ---------------------------------------------------
                                                             ---------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

        FIRST  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARIES
        --------------------------------------------------

       CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                            (Unaudited)
                     (Dollars  in  Thousands)


                                                                                              Nine Months Ended
                                                                                               September  30,
                                                                                             1996           1995
                                                                                             ----           ----
CASH FLOWS FROM OPERATIONS ACTIVITIES
  Net Income                                                                                $6,735        $7,110
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                                                              971           855
     Provision for loan losses                                                                 816           837
     Provision for deferred income taxes                                                      (148)          120
     Amortization of bond premiums, net of (accretion)                                         122           147
     Net securities (gains) losses                                                            (152)         (187)
     Net (gains) losses  on  sale  of  other  real  estate                                      (8)            0
     Amortization of intangibles                                                               802           784
     (Increase) decrease in accrued interest and other assets                               (1,115)        1,767
     Increase (decrease) in accrued interest and other liabilities                             174        (1,151)
                                                                                        ------------------------
        Net Cash Provided By Operating Activities                                           $8,197       $10,282
                                                                                        ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Interest bearing deposits in other financial institutions, net                                $0        $4,198
  Proceeds from maturities of  securities                                                   68,937        38,886
  Proceeds from sale of  securities                                                          1,656         1,496
  Purchase of  securities                                                                  (88,442)      (53,744)
  Proceeds from sale of  other  real  estate                                                    50             0
  Federal funds sold,  net                                                                 (22,013)      (53,018)
  Loans made to customers, net of principal collections                                    (29,628)      (11,728)
  Purchase of premises and equipment                                                        (3,150)       (1,683)
                                                                                        ------------------------
      Net Cash  Provided  By   (Used In) Investing Activities                             ($72,590)     ($75,593)
                                                                                        ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in time deposits                                                 $47,014       $36,864
  Net increase (decrease) in all other deposit accounts                                     23,972         8,113
  Net increase (decrease) in securities sold under agreements
        to repurchase                                                                      (14,938)       25,843
  Other short-term borrowings, net                                                           1,182        (3,435)
  Principal paid on long-term debt                                                            (625)         (500)
  Dividends paid                                                                            (3,648)       (3,342)
                                                                                        ------------------------
    Net Cash Provided By (Used In) Financing Activities                                    $52,957       $63,543
                                                                                        ------------------------
    Net Increase (Decrease) In Cash And Due From Banks                                    ($11,436)      ($1,768)

CASH AND DUE FROM BANKS
  Beginning                                                                                 42,979        42,832
                                                                                        ------------------------
  Ending                                                                                   $31,543       $41,064
                                                                                        ------------------------
                                                                                        ------------------------

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid to depositors                                                            $14,933       $13,034
    Interest paid on borrowings                                                              2,405         3,263
    Income taxes                                                                             3,201         2,972
  Noncash  activities:
   Other real estate acquired in settlement of loans                                          $542          $678
   Transfer  of  securities  held to maturity  to  securities
       available  for  sale                                                                      0             0
   Change  in  unrealized  gain  (loss)  on  securities
       available  for  sale                                                                     78             0
         Related  deferred  income  taxes                                                      (23)            0

See Notes to Condensed Consolidated Financial Statements.

                   FIRST  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARIES
                   --------------------------------------------------

                         NOTES  TO  CONDENSED  CONSOLIDATED
                                FINANCIAL  STATEMENTS
                                 SEPTEMBER  30,  1996
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

(consisting  of  normal recurring accruals), which in the opinion of management  are  considered  necessary  for  the  fair presentation of the results for the period shown.  Operating  results  for  the  three  month and  nine  month periods  ending  September  30,1996, are not necessarily indicative  of  the  results  that  may  be  expected  for  the  year  ended

December 31, 1996.

     These  Consolidated  Financial  Statements  include  the  accounts  of the  Company  and  its  wholly-owned subsidiaries,  First  National  Bank  of

Joliet,  Southwest  Suburban  Bank,  Bank  of  Lockport  and Plano

Bancshares,  Inc.  All  material  intercompany  accounts  and  transactions have  been  eliminated in consolidation.


NOTE 2 - ACCOUNTING  PRONOUNCEMENTS

     Effective  January  1,  1996,  the  Company  adopted  FASB Statement

No.  121, " Accounting  for  the Impairment  of  Long-Lived  Assets  to  Be

Disposed  Of",  and  Statement  No.  122,  "Accounting  for Mortgage

Servicing  Rights".  The  adoption  of  these  new  accounting pronouncements  did  not  have  any  effect  on  the  September  30,  1996 condensed  consolidated  financial  statements.

                      FIRST  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARIES
                      --------------------------------------------------

                      ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
                     OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

     The  following  management's  discussion  and  analysis  focuses  on the  consolidated  financial position of  First  National  Bancorp,  Inc.

("Company")  as  of  September  30,  1996,  as  compared  to  the position of the  Company  at  December  31,  1995,  as  well  as  the  results  of operations  for  the  three months  and  nine  months ended  September  30,

1996  and  1995.  This  discussion  is  intended  to  be  read  in conjunction with  the  financial  statements  and  notes.

HIGHLIGHTS

     The  Company's  net  income  for  the  nine  months  ended  September

30,  1996  was  $6,735,000 as  compared  to  $7,110,000  for  the  same period  in  1995.  Earnings  per  share  for  the  nine  months ended

September  30,  1996  was  $5.54  versus  $5.85  for  the  same  period  in

1995.

     As  of  September  30,  1996,  Total  Assets  were  $809,786,000  versus

$749,990,000  on  December  31,  1995.

     Total  Stockholders'  Equity  at  September  30,  1996  was  8.59%  of

assets  as  compared  to  8.86% at December  31,  1995.

BALANCE SHEET

     Total  assets  increased  by  $59,796,000,  or  8.0%,  from  the  totals reported  at  December  31, 1995.  An  increase  of  $70,986,000  in  Total

Deposits  and  a  decrease  of  $13,756,000  in  Short-Term Borrowings were offset  primarily  by  an  increase  in  Fed  Funds  Sold  of  $22,013,000,

a Securities  increase  of  $17,957,000  and  a  net  Loans  increase  of

$28,270,000.


     Net  Loans  were  $456,187,000  at  September  30,  1996,  which represented  56.3%  of  total  assets  and 67.5%  of  total  deposits,

compared  to  the  December  31,  1995  total  of  $427,917,000  or 57.1% of total assets  and  70.7%  of  total  deposits.

     Securities  ended  the  period  at  $220,668,000  as  compared  to

$202,711,000  on  December  31, 1995, which  represents  an  increase  of

8.9%.  The  securities  portfolio  was  83.3%  invested  in  U.S. Government obligations  and  16.6%  in  obligations  of  State  and  Political

Subdivisions  and  .1%  in Other Securities at September  30,  1996.

     The  Allowance  for  Loan  Losses  increased  $503,000  for  the  nine month  period  ended September  30,  1996  to  $4,434,000,  which represented  1.0%  of  loans,  net  of  unearned  income. At December  31,

1995,  the  Allowance  for  Loan  Losses  represented  .9%  of  such  loan balances. A  portion  of  this  increase  relates  to  the  expansion  of the  subsidiary  Banks  into  the  credit  card  lending  program.

Historical  loss  experience  in  credit  card  lending  is  greater  than the  Banks' overall  loss  experience,  requiring  an  increase  in  the allowance  for  loan  losses.  Management continues to monitor  the  current loan  portfolio  and  assess  potential  future  charge-offs  in  order  to determine the level of  the  Allowance  for  Loan  Losses.  Management believes  that  the  Allowance for Loan Losses is adequate to absorb estimated  future  losses  in  the  loan  portfolio.


     The  deposit  mix  at  September  30,  1996,  consisted  of $113,115,000 of  non-interest  bearing deposits (16.7%  of  total  deposits)  and

$563,008,000  of  interest  bearing deposits  ( 83.3%  of  total deposits).

This compares  to  December  31,  1995  totals  of  $114,035,000  non-

interest  bearing deposits (18.8% of total deposits )  and  $491,102,000  of interest-bearing  deposits  (81.2%  of  total deposits).



    The  Tier  1  Risk  Based  Capital  Ratio  at  September  30,  1996  was

12.0%  compared  to  12.1%  at December  31,  1995.  Banking  regulations require  bank  holding  companies  to  maintain  a  Tier  1  Risk  Based

Capital  Ratio  of  at  least 6.0% to  be  considered  "well  capitalized".


INCOME STATEMENT

     Net  interest  income  for  the  first  nine  months  was  1.6%  higher than  in  the  same  period  in  1995. This  increase  was  due  to  a stable  yield  environment,  while  the  volumes  of  both  Securities  and

Loans  increased  in  1996  as  compared  to  the  first  nine  months  of

1995.  For  the  three  months  ended  September  30,  1996,  net  interest income  increased  5.3%  over  the  same  period  in  1995.


     Other  income  for  the  first  nine  months  increased  $261,000  or

6.9%  over  the  same  period  in  1995.  This  is  due  primarily  to increased  service  charges  on  deposit  accounts  of  $281,000 . For  the three  month  period  ending  September  30,  1996,  other  income  was

$91,000  or  6.4% lower  than  the  same  period  in  1995.


     For  the  nine  months  ending  September  30,  1996,  Other  Expenses were  $1,056,000  or  7.2%  higher than the  same  period  in  1995.

Accounting  for  most  of  the  change  were  higher  salary  and  benefit costs,  and  an  increase  in  intangible  amortization,  depreciaton,  and data  processing  expenses. The  three  month  period  ending  September  30,

1996  reflected  an  increase  of  $701,000  or  14.4%  over  the  same period  in  1995.

RECENT REGULATORY DEVELOPMENTS

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. None of the Company's bank subsidiaries holds any SAIF-assessable deposits and, therefore, none of the Company's bank subsidiaries is subject to the special assessment.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions, such as the Company's bank subsidiaries, cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

     The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

     In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks to obtain OCC approval to establish an off-site ATM, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings, significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and its bank subsidiaries cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and its bank subsidiaries somewhat greater operating flexibility.

                                                                        Page 8
PART II

ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

               On November 14, 1996, the Board of Directors of First National Bancorp, Inc. (the "Company") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $10.00 per share, of the Company (the "Common Stock"). The dividend of the Rights is payable on November 18, 1996, to the shareholders of record as of November 12, 1996 (the "Record Date"). Each Right entitles the registered holder thereof, under certain limited circumstances, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, of the Company (the "Preferred Stock") at a price of $300.00 per one one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of November 14, 1996, as the same may be amended from time to time (the "Rights Agreement"), between the Company and Harris Trust and Savings Bank, as Rights Agent (the "Rights Agent").

               Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") has acquired beneficial ownership of 10% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate together with a copy of the

          Summary of Rights to Purchase Series A Junior Participating Preferred Stock (the "Summary of Rights").

               The Rights Agreement provides that, until the Distribution Date (or earlier expiration of the Rights), the Rights will be transferred with and only with the Common Stock. Until the Distribution Date (or earlier expiration of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuances of Common Stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier expiration of the Rights), the surrender for transfer of any certificates for shares of Common Stock outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights, will also constitute the transfer of the Rights associated with the shares of Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

               The Rights are not exercisable until the Distribution Date. The Rights will expire on November 14, 2006 (the "Final Expiration Date"), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below.

               The Purchase Price payable and the number of shares of Preferred Stock or other securities or property issuable, if the Rights become exercisable and they are properly exercised, is subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock at a price, or securities convertible into Preferred Stock with a conversion price, less than the then-current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above).

               The number of outstanding Rights is subject to adjustment in the event of a stock dividend on the Common Stock payable in shares of Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

               Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each one one-thousandth of a share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of $0.75 per one one-thousandth of a share but will be entitled to an aggregate dividend equal to the dividend declared per share of Common Stock.
          In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of $300.00 per one one-thousandth of a share (plus any accrued but unpaid dividends) but will be entitled to an aggregate payment equal to the payment made per share of Common Stock. Each one one-thousandth of a share of Preferred
          Stock will have one vote, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which outstanding shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive an amount equal to the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

               Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of the one one-thousandth interest in a share of Preferred Stock purchasable upon exercise of each Right (if and when it becomes exercisable and is properly exercised) should approximate the value of one share of Common Stock.

               In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of Common Stock having a market value of two times the exercise price of the Right.

               In the event that, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive upon the exercise of a Right that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) that at the time of such transaction have a market value of two times the exercise price of the Right.

               At any time after any person or group becomes an Acquiring Person and prior to the earlier of one of the events described in the previous paragraph or the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person which will have become void), in whole or in part, for shares of Common Stock or Preferred Stock (or a series of the Company's preferred stock having equivalent rights, preferences and privileges), at an exchange ratio of one share of Common Stock, or a fractional share of Preferred Stock (or other preferred stock) equivalent in value thereto, per Right.

               With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares of Preferred Stock or Common Stock will be issued (other than fractions of Preferred Stock which are integral multiples of one one-thousandth of a share of Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts), and in lieu thereof an adjustment in cash will be made based on the current market price of the Preferred Stock or the Common Stock.

               At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

               For so long as the Rights are then redeemable, the Company may, except with respect to the redemption price, amend the Rights Agreement in any manner. After the Rights are no longer redeemable, the Company may, except with respect to the redemption price, amend the Rights Agreement in any manner that does not adversely affect the interests of holders of the Rights.

               Until a Right becomes exercisable and is exercised or exchanged, the holder thereof, as the holder of a right, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

               The form of Rights Agreement between the Corporation and the Rights Agent specifying the terms of the Rights, together the Exhibit A thereto, the form of Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock; Exhibit B thereto, the form of Right Certificate; and Exhibit C thereto, the form of Summary of Rights to Purchase Series A Junior Participating Preferred Stock, are attached hereto as exhibits and incorporated herein by reference. The foregoing description of the Rights is qualified by reference to those exhibits.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits.

          4.1 Rights Agreement dated as of November 14, 1996, between First National Bancorp, Inc. and Harris Trust and Savings Bank, as Rights Agent. The Rights Agreement includes as Exhibit A, the form of Certificate of Designations of Series A Junior Participating Preferred Stock; as Exhibit B, the form of Right Certificate; and as Exhibit C, the form of Summary of Rights to Purchase Series A Junior Participating Preferred Stock.

          27.  Financial Data Schedule


          Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1996. On October 7, 1996, a Form 8-K was filed pursuant to Item 4. Changes in Registrant's Certifying Accountant. On October 10, 1996, a Form 8-K (A) was filed amending the Form 8-K filed on October 7, 1996.

                                   SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST NATIONAL BANCORP, INC.

                                (REGISTRANT)

                           DATE: NOVEMBER 14, 1996





/s/ Kevin T. Reardon                         /s/ Albert G. D'Ottavio
-------------------------------              ------------------------------

Kevin T. Reardon                              Albert G. D'Ottavio
Chairman of the Board                         President
Chief Executive Officer                       Principal Accounting Officer
                                              & Chief Financial Officer