Form 10-K405
period 1996-12-31
FIRST NATIONAL BANCORP INC /IL/
filed 1997-03-31
CIK 788783

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                                          OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                       to
                               ---------------------    -----------------------
Commission file number:  0-15123

                             FIRST NATIONAL BANCORP, INC.
                (Exact name of registrant as specified in its charter)
       Illinois                                              31-1182986
-----------------------------------------      ---------------------------------
(State of Incorporation)                                     (IRS Employer
Identification No.)

78 North Chicago Street, Joliet, Illinois                     60432
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (815) 726-4371
--------------------------------------------------  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
         Title of each class                          on which registered
----------------------------------------       ---------------------------------
    Common Stock, $10.00 par value                             None

Securities registered pursuant to Section 12(g) of the Act:      Common
                                                           --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on March 17, 1997 was $111,862,984. Based on the last reported price of an actual transaction in registrant's Common Stock on March 17, 1997, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Common Stock of registrant. At March 17, 1997 there were 1,215,902 shares of registrant's sole class of common stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders held March 13, 1997, to the extent indicated herein. There is incorporated by reference in Parts II and IV of this Annual Report on Form 10-K portions of the information contained in the registrant's annual report to stockholders to the extent indicated herein.

                                  TABLE OF CONTENTS

                                                                          PAGE
PART I

    ITEM 1.   Business.................................................     1

    ITEM 2.   Properties...............................................     8

    ITEM 3.   Legal Proceedings........................................     9

    ITEM 4.   Submission of Matters to a Vote of Security Holders......     9


PART II

    ITEM 5.   Market for the Company's Common Stock and Related
              Stockholder Matters......................................     9

    ITEM 6.   Selected Financial Data..................................     9

    ITEM 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................     9

    ITEM 8.   Financial Statements and Supplementary Data..............    10

    ITEM 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure Matters..............    10


PART III

    ITEM 10.  Directors and Executive Officers of the Registrant.......    10

    ITEM 11.  Executive Compensation...................................    10

    ITEM 12.  Security Ownership of Certain Beneficial Owners and
              Management...............................................    10

    ITEM 13.  Certain Relationships and Related Transactions...........    10


PART IV

    ITEM 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..............................................    11

    SIGNATURES.........................................................    14

PART I

ITEM 1. BUSINESS

OVERVIEW
First National Bancorp, Inc. ("First National" or the "Company") was formed and became the parent holding company of First National Bank of Joliet ("FNB") on September 30, 1986. Upon shareholders' approval, First National Bancorp, Inc. issued 625,000 shares of its $10 par value common stock for all of the outstanding common stock of FNB. The merger was accounted for as a pooling of interests and thus all financial statements and data include the results of operations of First National Bank of Joliet as a wholly-owned subsidiary.

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

SUBSIDIARY DESCRIPTIONS
FNB is a commercial, national FDIC insured bank with its main office located at 78 North Chicago Street, Joliet, Illinois 60432. FNB is located approximately 45 miles southwest of Chicago and has Joliet and the western portion of Will County as its primary service area. FNB was organized as a national banking organization on June 6, 1933, and currently has ten branch locations.

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

Bancshares has no other subsidiaries and conducts no other operations. Plano is a state chartered, FDIC insured bank located at 2005 West Route 34 in Plano, Illinois. Plano is located approximately 45 miles west of Chicago and has Plano, Sandwich and Yorkville as its primary service area. Plano was organized as a state bank on October 1, 1943.

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

BANK LOANS
The Banks' loan portfolios consist of commercial loans, commercial real estate loans, residential real estate loans and consumer loans. The general terms and rates, credit criteria employed, and risks associated with each loan category are established and reviewed by the Executive Lending Committee. This committee meets biweekly and has representation from each of the subsidiary banks.

BANK DEPOSITS AND LOANS
No material portion of any the Banks' deposits have been obtained from a person or group that withdrawal of such deposits would have an adverse effect on the business of the Company.

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

EMPLOYMENT
As of December 31, 1996, the Banks had 299 full-time and 102 part-time employees.

SERVICES
The Banks offer varied savings and certificate of deposit options, commercial lending, consumer lending, along with credit card and regular checking services.


                              SUPERVISION AND REGULATION

GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of the Comptroller of the Currency (the "OCC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. None of FNB, BOL, SWSB or Plano (collectively, the "Banks") holds any SAIF-assessable deposits and, therefore, none of the Banks was subject to the special assessment.

Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the Financing Corporation ("FICO"), the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the
"FSLIC"), the SAIF's predecessor insurance fund.   Pursuant to the DIFA, the
interest due on outstanding FICO bonds will be covered by assessments against both SAIF and Bank Insurance Fund ("BIF") member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.


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

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks to obtain OCC approval to establish off-site ATMs, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings, significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval and establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Banks cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Banks somewhat greater operating flexibility.

THE COMPANY

GENERAL. The Company, as the sole shareholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to the requirements of the Illinois Bank Holding Company Act, as amended.

INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

Federal legislation also prohibits acquisition of "control" of a bank or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.

Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 1996, the Company had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 13.0% and a leverage ratio of 7.7%.

DIVIDENDS.   The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend, the Company would be insolvent or the net assets of the Company would be less than zero or less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated.

FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANKS

GENERAL. SWSB, BOL and Plano are Illinois-chartered banks, subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks. FNB is a national bank, chartered by the OCC under the National Bank Act, and as such is subject to the examination, supervision, reporting and enforcement requirements of the OCC. FNB is also a member of the Federal Reserve System.
 The deposit accounts of each of the Banks are insured by the BIF of the FDIC. As BIF-insured banks, the Banks are also subject to the examination, supervision, reporting and enforcement requirements of the FDIC, as administrator of the BIF.

DEPOSIT INSURANCE. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semiannual assessment period.

During the year ended December 31, 1996, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semiannual assessment period beginning January 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

SUPERVISORY ASSESSMENTS. Illinois banks and national banks are required to pay supervisory fees to the Commissioner and the OCC, respectively, to fund the operations of each agency. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the agency. During the year ended December 31, 1996, SWSB, BOL and Plano paid supervisory fees to the Commissioner totaling $27,000, and FNB paid supervisory assessments to the OCC totaling $128,000.

CAPITAL REQUIREMENTS. Federal regulations require the Banks to meet the following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 1996, none of the Banks was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996, each of the Banks exceeded its minimum regulatory capital requirements, as follows:

                                   TOTAL
                                 RISK-BASED            LEVERAGE
                               CAPITAL RATIO             RATIO
                               -------------           --------

    FNB                           14.0%                    8.5%

    SWSB                          13.7%                    8.2%

    BOL                           16.8%                    8.8%

    Plano                         15.8%                    8.8%

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:
requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks, such as SWSB, BOL and Plano, may not pay, without prior regulatory approval, dividends in excess of their net profits. Similarly the National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as FNB. Generally, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. As of December 31, 1996, approximately $10 million was available to be paid as dividends to the Company by the Banks. Notwithstanding the availability of funds for dividends, however, the federal banking regulators may prohibit the payment of any dividends by the Banks if they determine such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Banks maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The FDIC and the OCC have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of state nonmember banks and national banks, respectively. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the agency may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the agency, would constitute grounds for further enforcement action.

BRANCHING AUTHORITY. Illinois banks, such as SWSB, BOL and Plano, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks head quartered in Illinois, such as FNB, have the same branching rights in Illinois as banks chartered under Illinois law.

Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997.

STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks, such as SWSB, BOL and Plano, are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.
 Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of SWSB, BOL or Plano.

FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Banks are in compliance with the foregoing requirements.

ITEM 2.  PROPERTIES

The two-story main building of the Company is located at 78 North Chicago Street, Joliet, Illinois 60432. FNB owns this building. The land on which it is located is owned by First National. Also owned by FNB are five additional facilities in Joliet, which are located at Scott and Jefferson, Midland and Campbell, Black and Essington Roads, 1590 North Larkin and 191 South Larkin, one facility in Minooka at 207 Mondamin Street, two additional facilities in Channahon at 23841 West Eames and 24745 West Eames, one facility in Shorewood at Route 52 and Brookshore, and one facility in Romeoville at 626 Townhall Drive. SWSB owns their building located at 225 Lily Cache Lane in Bolingbrook. BOL owns their main office at 826 East 9th Street and a branch office at Cedar Road and 159th Street in Homer Township. Plano owns their building at 2005 West Route 34 in Plano.

Approximate square footage of each location is as follows:

                                                   Approximate
Subsidiary              Location                   Square Feet      Status
-------------------------------------------------------------------------------
    FNB       78 N. Chicago St., Joliet               25,000         Owned
    FNB       Scott and Jefferson, Joliet              1,600         Owned
    FNB       Midland and Campbell, Joliet             4,200         Owned
    FNB       Black and Essington Roads., Joliet      12,000         Owned
    FNB       1590 North Larkin, Joliet                1,100         Leased
    FNB       191 South Larkin, Joliet                   900         Leased
    FNB       207 Mondamin St., Minooka                2,000         Owned
    FNB       23841 W. Eames, Channahon                  100         Leased
    FNB       Route 52 and Brookshore, Shorewood       1,200         Owned
    FNB       24745 West Eames, Channahon, Il.         1,400         Owned
    FNB       626 Townhall Drive, Romeoville, Il.      6,500         Owned
    SWSB      225 Lily Cache Lane, Bolingbrook         8,800         Owned
    BOL       826 E. 9th Street, Lockport             27,000         Owned
    BOL       Cedar Rd. and 59th St., Lockport         9,000         Owned
    Plano     2005 W. Route 34, Plano                 10,000         Owned

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
First National Common Stock is traded primarily through the offices of Stofan, Agazzi & Co., Richard B. Vance & Co., A. G. Edwards & Sons, Inc., Edward D. Jones & Co. and the Chicago Corporation. Information on dividends paid and the price range of the Company's Common Stock on a quarterly basis in 1996 and 1995 is presented on page 25 of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The five year summary of selected financial data is presented as Financial Highlights on page 23 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ASSET/LIABILITY MANAGEMENT
The target GAP position as defined in the Company's Asset & Liabilility Policy is to maintain a ratio (as adjusted) of rate sensitive assets to rate sensitive liabilities of at least .75 and not more than 1.25 on a one year measurement basis. Deviations from these prescribed parameters for three consecutive months requires discussion on potential solutions and/or courses of action at the subsequent month's board of directors meeting.

POTENTIAL PROBLEM LOANS
Potential problem loans, exclusive of nonaccrual loans and loans past due by more than ninety days, at December 31, 1996 were as follows:

    Commercial loans                                  $  423
    Commercial real estate loans                       1,633
    Residential real estate loans                        462
    Consumer loans                                         9
                                                     --------
                                                      $2,527
                                                     --------
                                                     --------

The Company has no loans or investment concentrations nor are there any foreign outstandings.

HOLDERS
As of December 31, 1996, the Company had 1,999 shareholders of common capital stock.

DIVIDENDS
The Subsidiary Banks are limited as to the amount of dividends that can be paid to the parent company without prior regulatory approval; therefore, the Company is similarly limited in paying dividends to shareholders. For 1997, the Subsidiary Banks have approximately $10,000,000, plus their net earnings in 1997, available for paying dividends to First National.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis appearing on pages 4 through 9 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and Notes thereto appearing on pages 11 through 22, and Quarterly Financial Information 1996-1995 appearing on page 25, of the 1996 Annual Report to Stockholders are incorporated herein by reference. See Item 14 for information concerning financial statements and schedules filed with the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

Notice of change in accountants was filed under Form 8-K on October 10, 1996 to report the change in accountants from McGladrey & Pullen, LLP to Crowe, Chizek and Company LLP, effective October 1, 1996. Further discussion of the change in accountants appears on page 10 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference. No disagreements on accounting and financial disclosure matters have occurred for the 24 months prior to, or in months subsequent to, December 31, 1996.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing on pages 5 through 8 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) 1. The following Consolidated Financial Statements of the Company are incorporated herein by reference from the Annual Report to Stockholders listed below:

                                                                  Annual
                                                               Report Pages
                                                               -------------
    Consolidated balance sheets as of
     December 31, 1996 and 1995..............................        11

    Consolidated statements of income for the years ended
    December 31, 1996, 1995, and 1994.......................         12

    Consolidated statements of cash flows for the years ended
    December 31, 1996, 1995, and 1994 ......................       13 and 14

     Consolidated statements of changes in stockholders' equity
    for the years ended December 31, 1996, 1995, and 1994 ..           15

    Notes to consolidated financial statements .............          16-22

    Report of Independent Auditors on the Consolidated
    Financial Statements ...................................           10

The following index provides the location of other statistical information included in the 1996 Annual Report to Stockholders which is incorporated by reference.

                                                                    Annual
                                                                 Report Page
                                                                 -----------
    A.   Returns on Equity and Assets.........................       23
    B.   Average Balance Sheets, Interest Margin, and
         Interest Rates.......................................        5
    C.   Nonaccrual, Past Due and Impaired Loans..............        6
    D.   Potential Problem Loans..............................        6
    E.   Liquidity............................................     8 and 9
    F.   Disclosure of the Effect on Interest Income from
         Nonaccrual Loans.....................................       18
    G.   Financial Highlights.................................       23
    H.   Interest Differential................................       23
    I.   Securities...........................................       17
    J.   Securities Maturities................................       24
    K.   Types of Loans.......................................       24
    L.   Loan Maturity and Rate Sensitivity...................       24
    M.   Allocation of Allowance for Loan Losses..............       24
    N.   Summary of Loan Loss Activity........................       25
    O.   Deposits.............................................       25
    P.   Short-term Borrowings................................       19

         All schedules have been omitted because they are not applicable, the data is not significant, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

       3.  Exhibits

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

      4.1 Rights Agreement for Preferred Share Purchase Rights, dated November 14, 1996 (incorporated by reference to Form 8-A, File No. 0-15123)

      10.1a First National Bank of Joliet Retirement Plan & Trust (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1986, File No. 0-15123)

      10.1b First National Bank of Joliet Retirement Plan & Trust as Amended (incorporated by reference to Part IV of Form 10K for the year ended December 31, 1989, File No. 0-15123).

      10.3a First National Bancorp, Inc. 401(k) plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1993, File No. 0-15123).

      10.3b Amendment of the First National Bancorp, Inc. 401(K) Plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1994, File No. 0-15123).

      10.4 First National Bancorp, Inc. Employees' Cafeteria Plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1995, File No. 0-15123).

      10.5 Synopsis of computer service contract dated December 11, 1996 between FISERVE Solutions, Inc. (service provider) and First National Bancorp, Inc. (customer).

      11      Statement re: computation of per share earnings

      13      Financial Statements

      21      Subsidiaries of the Registrant

      23      Notice of Annual Shareholders Meeting of First National Bancorp,
              Inc.

   (b)  Reports on Form 8-K

    There were no events or transactions requiring Form 8-K to be filed during the fourth quarter of 1996 other than the Form 8-K filed on October 10, 1996 to report the change in accountants from McGladrey & Pullen, LLP to Crowe, Chizek and Company LLP.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of such words as "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and subsidiaries, include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and changes in accounting principles and policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Joliet, State of Illinois, on this 24th day of March, 1997.

                                       FIRST NATIONAL BANCORP, INC.
                                               (Registrant)

                                     By: /s/ Kevin T. Reardon
                                         ___________________________________
                                                 Kevin T. Reardon
                                              Chairman of the Board
                                           & Chief Executive Officer



                                     By: /s/ Albert G. D'Ottavio
                                         ___________________________________
                                               Albert G. D'Ottavio
                                              President & Director
                                            (Chief Financial Officer)
                                          Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 24th day of March, 1997 by the following persons on behalf of the registrant in the capacities indicated.

    NAME                                        TITLE


/s/ Kevin T. Reardon                   Chairman of the Board
_________________________________                 and
                                       Chief Executive Officer


/s/ Albert G. D'Ottavio                President and Director
_________________________________      (Chief Operating Officer)
                                       (Chief Financial Officer)


/s/ Charles R. Peyla                   Director
_________________________________


/s/ Watson A. Healy                    Director
_________________________________


/s/ George H. Buck                     Director
_________________________________


/s/ Walter F. Nolan                    Director
_________________________________