Form 10-Q
period 1997-03-31
FIRST NATIONAL BANCORP INC /IL/
filed 1997-05-13
CIK 788783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


                             -----------------------


            (X)   Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1997

                                       or

           (  )   Transition Report Pursuant to Section 13 of 15(d) of
                       the Securities Exchange Act of 1934
                  For the transition period from ----- to -----


                             -----------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,431,804 shares of the Company's Common Stock ($10.00 par value) were outstanding as of May 7, 1997.

               FIRST  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARIES

                                    CONTENTS


Part I.      Financial Information

     Item 1.        Financial Statements                                    Page

             a.     Condensed Consolidated Balance Sheets                     1

             b.     Condensed Consolidated Statements of Income               2

             c.     Condensed Consolidated Statements of Cash Flows           3

             d.     Notes to Condensed Consolidated Financial Statements      4

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and  Results of Operations                         8


Part  II.   Other  Information

     Item  1.   Legal  Proceedings                                           13

     Item  2.   Changes  in  Securities                                      13

     Item  3.   Defaults  upon  Senior  Securities                           13

     Item  4.   Submission  of  Matters  to a  Vote  of  Security  Holders   13

     Item  5.   Other  Information                                           13

     Item  6.   Exhibits  and  Reports  on  Form  8-K                        13

                Signature  Page                                              14

                        PART  I.   FINANCIAL  INFORMATION
                        ITEM  1.   FINANCIAL  STATEMENTS

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                             March 31,        December 31,
                                                                  1997                1996
                                                            (Unaudited)
                                                            -----------       ------------
ASSETS
Cash and due from banks                                        $31,935             $35,785
Federal funds sold                                              14,201              73,241
Securities available-for-sale                                   11,549              11,404
Securities held-to-maturity (Fair value of
  $242,822 and $203,500 at March 31,1997
  and December 31,1996)                                        244,098             203,424
Loans:
     Commercial                                                 90,249              81,981
     Agricultural                                                7,858               8,692
     Real estate                                               237,665             234,604
     Consumer                                                  142,701             141,768
     Other                                                       2,455               2,394
                                                             ---------           ---------
         Total loans                                           480,928             469,439
     Unearned discount                                            (460)               (653)
     Allowance for loan losses                                  (4,478)             (4,414)
                                                             ---------           ---------
         Loans, net                                            475,990             464,372

Premises and equipment, net                                     18,737              17,880
Accrued interest and other assets                                7,969               7,954
Intangibles,net                                                 10,242              10,510
                                                             ---------           ---------

TOTAL ASSETS                                                  $814,721            $824,570
                                                             ---------           ---------
                                                             ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand, non-interest bearing                             $118,810            $116,147
     NOW accounts                                               66,624              74,749
     Money Market accounts                                      36,082              37,130
     Savings                                                   168,912             160,653
     Time deposits, $100,000 and over                           60,712              63,189
     Other time deposits                                       231,924             238,645
                                                             ---------           ---------
         Total Deposits                                        683,064             690,513
                                                             ---------           ---------
Short-term borrowings                                           46,295              49,236
Long-term debt                                                   6,701               6,951
Accrued interest and other liabilities                           6,665               6,479
                                                             ---------           ---------
         Total Liabilities                                     742,725             753,179
                                                             ---------           ---------
STOCKHOLDERS' EQUITY
Preferred stock                                                      -                   -
Common stock                                                    24,318              24,318
Retained earnings                                               47,708              47,081
Unrealized loss on securities available for sale, net              (30)                 (8)
                                                             ---------           ---------
          Total Stockholders' Equity                            71,996              71,391
                                                             ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $814,721            $824,570
                                                             ---------           ---------
                                                             ---------           ---------



See Notes to Condensed Consolidated Financial Statements.

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands,  except  per  share  data)

                                                                    Three Months Ended
                                                                         March 31,
                                                                 1997                1996
                                                               -------              ------
INTEREST INCOME:
  Loans                                                        $10,134              $9,384
  Securities:
    Taxable                                                      3,000               2,489
    Tax-exempt                                                     484                 508
  Federal funds sold                                               638                 656
                                                             -----------------------------
      Total interest income                                     14,256              13,037
                                                             -----------------------------

INTEREST EXPENSE:
  Deposits                                                       5,721               4,945
  Short-term borrowings                                            588                 727
  Long-term debt                                                   136                 152
                                                             -----------------------------
      Total interest expense                                     6,445               5,824
                                                             -----------------------------

Net interest income                                              7,811               7,213

Provision for loan losses                                          202                 307
                                                             -----------------------------
Net interest income after provision for loan losses              7,609               6,906
                                                             -----------------------------

NONINTEREST INCOME:
  Trust department income and farm management income               299                 326
  Service fees                                                   1,012                 886
  Securities gains, net                                              1                 127
  Other income                                                     102                 101
                                                             -----------------------------
      Total noninterest income                                   1,414               1,440
                                                             -----------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                 3,003               2,703
  Occupancy expense                                                736                 683
  Data processing expense                                          187                 208
  Other expenses                                                 1,446               1,327
                                                             -----------------------------
      Total noninterest expenses                                 5,372               4,921
                                                             -----------------------------

INCOME BEFORE INCOME TAXES                                       3,651               3,425

 Income tax expense                                              1,200               1,144
                                                             -----------------------------

NET INCOME                                                      $2,451              $2,281
                                                             -----------------------------
                                                             -----------------------------
Earnings per common share                                        $1.01               $0.94
                                                             -----------------------------
                                                             -----------------------------
Weighted average number of shares outstanding                2,431,804           2,431,804
                                                             -----------------------------
                                                             -----------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements.

               FIRST  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARIES

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                    1997                1996
                                                                   -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $2,451              $2,281
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                                     354                 317
     Provision for loan losses                                        202                 307
     Amortization of securities premiums, net of accretion             21                  69
     Net securities (gains) losses                                     (1)               (127)
     Net losses on sale of other real estate                            6                   -
     Amortization of intangibles                                      268                 268
     (Increase) decrease in accrued interest and other assets         (28)                195
     Increase in accrued interest and other liabilities               201                 294
                                                                 ----------------------------
        Net cash provided by operating activities                   3,474               3,604
                                                                 ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities                           21,238              25,677
  Proceeds from sale of securities                                      0               1,656
  Purchase of securities                                          (62,114)            (21,772)
  Proceeds from sale of other real estate                               7                   -
  Change in federal funds sold, net                                59,040             (11,671)
  Loans made to customers, net of principal collections           (11,820)                196
  Purchase of premises and equipment                               (1,211)             (2,085)
                                                                 ----------------------------
      Net cash provided by (used in) investing activities           5,140              (7,999)
                                                                 ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                              (7,449)             20,735
  Net increase (decrease) in short-term borrowings                 (2,941)            (16,606)
  Principal paid on long-term debt                                   (250)               (250)
  Dividends paid                                                   (1,824)             (1,824)
                                                                 ----------------------------
    Net cash provided by (used in) financing activities           (12,464)              2,055
                                                                 ----------------------------

Net increase (decrease) in cash and due from banks                 (3,850)             (2,340)

CASH AND DUE FROM BANKS
  Beginning                                                        35,785              42,979
                                                                 ----------------------------
  Ending                                                          $31,935             $40,639
                                                                 ----------------------------
                                                                 ----------------------------
SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid                                                  $7,058              $5,689
    Income taxes                                                        -                   -



See Notes to Condensed Consolidated Financial Statements.

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)
         (Table amounts in thousands of dollars, except per share data)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the "Company") and its subsidiaries, First National Bank of Joliet, Southwest Suburban Bank, Bank of Lockport and Plano Bancshares, Inc. All material intercompany items and transactions have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet has been derived from the audited financial statements included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

   Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 1997. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

   The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

   Earnings per share of common stock is based on weighted average number of shares outstanding during the period. Earnings per share for the period ended March 31, 1997 has been presented to reflect the two-for-one stock split approved March 13, 1997.

NOTE  2  -  SECURITIES

   The amortized cost and fair value of securities available-for-sale at March 31, 1997 and December 31, 1996 are as follows:

                                                             Amortized                Fair
                                                                Cost                 Value
                 March 31, 1997                                 ----                 -----
                 --------------
U. S. Treasury                                                 $10,799             $10,754
U. S. government agencies                                          500                 495
Other                                                              300                 300
                                                             ---------            --------
                                                               $11,599             $11,549
                                                             ---------            --------
                                                             ---------            --------

                                                             Amortized              Fair
                                                                Cost                Value
               December 31, 1996                                ----                -----
               -----------------

U. S. Treasury                                                  $9,317              $9,308
U. S. government agencies                                        1,800               1,796
Other                                                              300                 300
                                                             ---------            --------
                                                               $11,417             $11,404
                                                             ---------            --------
                                                             ---------            --------

     The amortized cost and fair value of securities held-to-maturity at March 31, 1997 and December 31, 1996 are as follows:

                                                             Amortized              Fair
                                                                Cost                Value
                                                                ----                -----
                 March 31, 1997
                 --------------
U. S. Treasury                                                 $36,812             $36,611
U. S. government agencies                                      172,369             170,452
States and political subdivisions                               34,917              35,759
                                                             ---------            --------
Other                                                         $244,098            $242,822
                                                             ---------            --------
                                                             ---------            --------

                                                             Amortized              Fair
                                                                Cost                Value
                                                                ----                -----
               December 31, 1996
               -----------------

U. S. Treasury                                                 $40,194             $40,132
U. S. government agencies                                      127,472             126,637
States and political subdivisions                               35,758              36,731
                                                             ---------            --------
                                                              $203,424            $203,500
                                                             ---------            --------
                                                             ---------            --------



   Securities with a carrying value of $140,000,000 and $133,000,000 at March 31, 1997 and December 31, 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

NOTE 3 - LOANS

   The subsidiary banks make loans to both individuals and commercial entities in a wide variety of industries. Loan terms vary as to interest rate, repayment period, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets served by the subsidiary banks.

   The components of real estate loans at March 31, 1997 and December 31, 1996 are as follows:

                                             March  31,         December  31,
                                                1997                 1996
                                                ----                 ----

Commercial                                      $81,028             $76,354
Residential                                     138,997             138,443
Construction                                     17,640              19,807
                                              ---------           ---------
                                               $237,665            $234,604
                                              ---------           ---------
                                              ---------           ---------

   Impaired loans amounted to $745,000 at March 31, 1997 and $580,000 at December 31, 1996.

   Changes in the allowance for loan losses were as follows:

                                                       1997        1996
                                                      ------      ------
Balance, beginning of year                            $4,414      $3,931
   Provision  charged  to  operations                    202         307
   Loans  charged-off                                   (169)       (111)
   Recoveries                                             31          58
                                                     -------      -------
Balance, March 31, 1997 and 1996                      $4,478      $4,185
                                                     -------      -------
                                                     -------      -------

   The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit, which to varying degrees, involve elements of credit risk in excess of the amount recognized in the balance sheet.

   The Banks' exposure to credit loss in the event of nonperformance by the customer on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

   A summary of the contract amounts of the Banks' exposure to off-balance-sheet risk is as follows:

                                             March  31,       December  31,
                                                1997              1996
                                                ----              ----
Loan commitments                              $72,745            $96,059
Standby letters of credit                      19,760             19,417


NOTE 4 - STOCKHOLDERS' EQUITY

   At the Company's March 31, 1997, annual shareholders' meeting, shareholders approved an increase in the number of authorized shares from 2,750,000 to 5,500,000 and the Board declared a two-for-one stock split effected in the form of a 100% stock dividend.

   Common stock consisted of the following at March 31, 1997 and December 31, 1996:

                                                   1997                1996
                                                   ----                ----

Par value per share                                 $10                 $10
Shares authorized                             5,500,000           2,750,000
Shares issued and outstanding                 2,431,804           1,215,902


   Changes in stockholders' equity for the three months ended March 31, 1997 and 1996 are summarized as follows:

                                                   1997                1996
                                                   ----                ----

Balance at beginning of period                  $71,391             $66,425
Net income for the period                         2,451               2,281
Cash dividends declared                          (1,824)             (1,824)
Net change in unrealized
   loss on securities available-for-sale,
   net of deferred tax                              (22)                 53
                                                -------             -------
                                                $71,996             $66,935
                                                -------             -------
                                                -------             -------

        FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following management's discussion and analysis focuses on the consolidated financial position of First National Bancorp, Inc. (the "Company") as of March 31, 1997, as compared to the position of the Company at December 31, 1996, as well as the results of operations for the three months ended March 31, 1997 and 1996. This discussion is intended to be read in conjunction with the interim condensed consolidated financial statements and notes thereto.

HIGHLIGHTS

   For the three months ended March 31, 1997, the Company earned $2,451,000 or $1.01 per share as compared to $2,281,000 or $.94 per share for the same period in 1996 (earnings per share data for each period reflects the two-for-one stock split approved at the March 13, 1997 Annual Shareholders' Meeting). On a percentage basis, net income for the first quarter of 1997 increased by 7.45% over that of the first quarter of 1996. The Company's return on average assets for the three months ended March 31, 1997 was 1.22% versus 1.23% for the same period in 1996. Return on average equity was 13.95% for the first quarter of 1997 compared to 13.85% for the first quarter of 1996.

   Total assets decreased $9,849,000 or 1.2% to $814,721,000 as of March 31, 1997, compared to December 31, 1996. During the first three months of 1997, net loans grew $11,618,000, up 2.5% from December 31, 1996. Deposits decreased $7,449,000 during the first three months of 1997, down 1.08% from December 31, 1996. Stockholders' Equity increased $605,000, up .8% from December 31, 1996.

RESULTS OF OPERATIONS

 NET INTEREST INCOME

   Net interest income, the difference between total interest earned on earning assets and total interest expense on interest bearing liabilities, is the Company's principal source of income. Net interest income is influenced by changes in the volume and yield on earning assets as well as changes in the volume and rates paid on interest bearing liabilities. The Company attempts to favorably impact net interest income through investment decisions on interest earning assets and monitoring interest rates its banking subsidiaries offer, particularly rates for time deposits and short-term borrowings.

   On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.36% for the three months ended March 31, 1997, as compared to 4.46% for the same period in 1996. The decrease in 1997 is due primarily to a drop in the yield on earning assets to 7.69% in 1997 from 7.76% in 1996 as the yield on interest bearing liabilities remained relatively stable. The drop in the yield on interest earning assets was caused by the combined volume of securities and federal funds sold continuing to be a large proportion of average earning assets during 1997.

 NONINTEREST INCOME

   Noninterest income consists primarily of service charges on customer deposit accounts and fees earned on trust department services. Total noninterest income was $1,414,000 for the first quarter of 1997, a decrease of $26,000, or 1.8%, from the first quarter of 1996. The ratio of noninterest income to income before taxes was 38.7% and 42.0% for the first quarter 1997 and 1996 respectively.

   The noninterest income decrease of $26,000 is primarily attributable to decreases in trust department income of $27,000 and net securities gains decreases of $126,000, offset by increases in service fees on deposit accounts of $74,000 as a result of increases in the number of demand deposit accounts, and an increase of $52,000 in other service fees, primarily ATM surcharge fees of $41,000.

 NONINTEREST EXPENSE

   Noninterest expense increased $451,000, or 9.2%, to $5,372,000 in the first quarter of 1997 as compared to $4,921,000 in the same period in 1996.

   Salaries and employee benefits represent the largest category of noninterest expense, accounting for 55.9% of the first quarter 1997 total versus 54.9% in the same period in 1996. Salaries and employee benefits increased $300,000, or 11.1%, in the first quarter 1997 over the same period in 1996. The 1997 increase is primarily due to a 4.5% increase in the full-time equivalent number of employees at the Company. General pay increases also contributed to the increased payroll expense for 1997.

   Noninterest expenses other than salaries and benefits increased $151,000, or 6.8%, for the first quarter of 1997 over the comparable period in 1996. Increases in occupancy, $53,000, supplies, $15,000, and postage, $12,000 over last year are generally reflective of the Company's overall growth and establishment of new facility locations. During 1997, the Federal Deposit Insurance Corporation (FDIC) increased deposit insurance rates which has resulted in an expense increase of $15,000 over last year.

All subsidiary banks continue to be categorized as "well capitalized" and, therefore, are being assessed at the lowest deposit insurance premium rate. An increase of $47,000 in ATM fees relates to increased transaction volumes as well as additional units put into service.

FINANCIAL CONDITION

 EARNING ASSETS

   At March 31, 1997, earning assets were $750,316,000, a decrease of $6,539,000 or .9% from $756,855,000 at December 31, 1996. Average earning assets for the first quarter of 1997 were $751,498,000, an increase of $75,619,000, or 11.2% from the same period in 1996. The increase is primarily due to increases in the average loan portfolio. The loan increase of $43,000,000 is split fairly even between real estate, commercial, and consumer loans.

 INTEREST-BEARING LIABILITIES

   At March 31, 1997, interest-bearing liabilities were $617,250,000, a decrease of $13,303,000, or 2.1%, from $630,553,000 at December 31, 1996. The decrease is primarily due to a 3.0% decrease in time deposits, a 6.0% decrease in short-term borrowings, and a decrease of 10.9% in NOW accounts. The decrease in NOW accounts is a result of seasonal public funds balance fluctuations. The decreases mentioned were partially offset by a 5.1% increase in savings deposits.

   Average interest-bearing liabilities for the first quarter of 1997 were $624,049,000, an increase of $57,328,000, or 10.1% from the same period in 1996. The increase is primarily due to a 13.5% increase in interest-bearing deposits.

 NONPERFORMING LOANS

   Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

   As of March 31, 1997, the Company's nonperforming loans were $3,249,000 compared to $1,857,000 at December 31, 1996. The increase is attributable to an increase of $1,200,000 in nonperforming real estate loans. The Company's ratio of nonperforming loans to total loans was .67% at March 31, 1997, compared to .40% at December 31, 1996.

 ALLOWANCE FOR LOAN LOSSES

   The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

   The allowance for loan losses increased $64,000 for the three month period ended March 31, 1997 to $4,478,000, which represented .91% of loans, net of unearned income. At December 31, 1996, the allowance for loan losses represented .94% of such loan balances.

 CAPITAL RESOURCES

   Stockholders' equity was $71,996,000 at March 31, 1997, an increase of $605,000, or .8% over December 31, 1996. At March 31, 1997, stockholders' equity represented 8.84% of total assets compared to 8.66% at December 31, 1996.

   Under rules adopted by federal bank regulatory agencies, bank holding companies and financial institutions are subject to "risk based" capital measurements. These regulations establish minimum levels for risk-based Tier I Capital and Total Capital ratios and the leverage ratio. The parent company (on a consolidated basis) and its subsidiary banks currently are considered "well capitalized" and exceed the capital requirements established by federal bank regulatory agencies.

   The Company's consolidated actual capital ratios at March 31, 1997 and December 31, 1996 are summarized below:

                                               March  31,       December  31,
                                                  1997               1996
                                                  ----               ----

Total  Capital  to  risk-weighted  assets        13.00%              13.07%

Tier  I  Capital  to  risk-weighted  assets      12.13%              12.20%

Tier  I  Capital  to  average  assets             7.81%               7.66%


RECENT REGULATORY DEVELOPMENTS

   Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

   Additionally, legislation has been introduced in Illinois that would generally allow banks to engage in insurance activities, subject to various conditions, including restrictions on the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring a bank located in Illinois unless the Illinois-based bank has been in existence and continuously operated for a period of at least five years.

   At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Banks.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
  REFORM ACT OF 1995

   This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.


ITEM 2.   CHANGES IN SECURITIES

On March 31, 1997, the Company filed a Form 8-A with respect to rights issuable pursuant to a Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent, dated November 14, 1996.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 13, 1997, the annual meeting of stockholders was held. At the meeting, Sheldon C. Bell, George H. Buck, Albert G. D'Ottavio, Watson A. Healy, Paul A. Lambrecht, Harvey J. Lewis, Walter F. Nolan, Charles R. Peyla, Louis R. Peyla, Kevin T. Reardon and Howard E. Reeves were elected to serve as directors with terms expiring in 1998. The stockholders also approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock. Following the approval of the amendment to the Articles of Incorporation, the Company declared a two-for-one stock split.

There were 1,215,902 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

                                           For     Withheld  Abstain  Total
                                           ---     --------  -------  -----
Election of Directors                   1,116,014        0   99,888   1,215,902

Amendment to Articles of Incorporation  1,112,113    3,901   99,888   1,215,902

ITEM 5.   OTHER INFORMATION

Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1 Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent, dated November 14, 1996 (Incorporated by reference from the Company's Form 8-A Registration Statement filed with the Commission on March 31, 1997.)

27.1   Financial Data Schedule

(b)   Reports on Form 8-K

None.

                                SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 FIRST NATIONAL BANCORP, INC.

                        (REGISTRANT)

                      DATE: MAY 12, 1997






/s/  Kevin T. Reardon                   /s/  Albert G. D'Ottavio
---------------------                   -------------------------
Kevin T. Reardon                        Albert G. D'Ottavio
Chairman of the Board                   President
Chief Executive Officer                 Principal Accounting Officer
                                        & Chief Financial Officer