Form 10-Q
period 1997-06-30
FIRST NATIONAL BANCORP INC /IL/
filed 1997-08-08
CIK 788783

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                             ____________________


          (X)   Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1997

                                      or

          ( )   Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                For the transition period from ----- to -----

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,431,804 shares of the Company's Common Stock ($10.00 par value) were outstanding as of August 5, 1997.

                FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS



Part I.     Financial Information

     Item 1.     Financial Statements                                   Page

          a.     Condensed Consolidated Balance Sheets                    1

          b.     Condensed Consolidated Statements of Income              2

          c.     Condensed Consolidated Statements of Cash Flows          3

          d.     Notes to Condensed Consolidated Financial Statements     4

Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                             8


Part II.  Other Information

     Item 1.  Legal Proceedings                                          14

     Item 2.  Changes in Securities                                      14

     Item 3.  Defaults upon Senior Securities                            14

     Item 4.  Submission of Matters to a Vote of Security Holders        14

     Item 5.  Other Information                                          14

     Item 6.  Exhibits and Reports on Form 8-K                           14

              Signature Page                                             15

                           PART I.  FINANCIAL INFORMATION
                           ITEM 1.  FINANCIAL STATEMENTS

                  FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except per share data)



                                                    June  30,       December 31,
                                                      1997               1996
                                                   -----------      ------------
                                                   (Unaudited)

ASSETS
Cash and due from banks                            $ 33,240          $ 35,785
Federal  funds  sold                                 13,159            73,241
Securities available-for-sale                        12,294            11,404
Securities held-to-maturity  (Fair  value
  of $234,991 and $203,500 at June 30, 1997
  and  December 31, 1996)                           234,972           203,424
Loans:
     Commercial                                      86,508            81,981
     Agricultural                                     8,953             8,692
     Real estate                                    252,340           234,604
     Consumer                                       153,392           141,768
     Other                                            3,869             2,394
                                                   --------          --------
         Total loans                                505,062           469,439
     Unearned discount                                 (317)             (653)
     Allowance for loan losses                       (4,412)           (4,414)
                                                   --------          --------
         Loans, net                                 500,333           464,372

Premises and equipment, net                          18,610            17,880
Accrued interest and  other assets                    9,271             7,954
Intangibles, net                                      9,991            10,510
                                                   --------          --------
TOTAL ASSETS                                       $831,870          $824,570
                                                   --------          --------
                                                   --------          --------


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand, non-interest bearing                  $119,351          $116,147
     NOW accounts                                    83,842            74,749
     Money Market accounts                           35,429            37,130
     Savings                                        166,730           160,653
     Time deposits,  $100,000 and over               64,799            63,189
     Other time deposits                            228,753           238,645
                                                   --------          --------
         Total Deposits                             698,904           690,513
                                                   --------          --------
Short-term borrowings                                46,355            49,236
Long-term debt                                        6,576             6,951
Accrued interest and other liabilities                5,985             6,479
                                                   --------          --------
         Total Liabilities                          757,820           753,179
                                                   --------          --------

STOCKHOLDERS' EQUITY
Preferred  stock                                          -                 -
Common stock                                         24,318            24,318
Retained earnings                                    49,735            47,081
Unrealized  loss on securities available
   for sale, net                                         (3)               (8)
                                                   --------          --------
          Total Stockholders' Equity                 74,050            71,391
                                                   --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $831,870          $824,570
                                                   --------          --------
                                                   --------          --------

See Notes to Condensed Consolidated Financial Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in thousands, except per share data)

                                         Three Months Ended           Six Months Ended
                                               June 30,                     June 30,
                                          1997         1996            1997         1996
                                        ---------   ---------        ---------   ---------
INTEREST INCOME:
  Loans                                 $  10,662   $   9,506        $  20,796   $  18,890
  Securities:
    Taxable                                 3,434       2,658            6,434       5,147
    Tax-exempt                                484         507              968       1,015
  Federal funds sold                          111         479              749       1,135
                                        ---------   ---------        ---------   ---------
      Total interest income                14,691      13,150           28,947      26,187
                                        ---------   ---------        ---------   ---------


INTEREST EXPENSE:
  Deposits                                  5,787       4,896           11,508       9,841
  Short-term borrowings                       477         582            1,065       1,309
  Long-term debt                              196         145              332         297
                                        ---------   ---------        ---------   ---------
      Total interest expense                6,460       5,623           12,905      11,447
                                        ---------   ---------        ---------   ---------


Net interest income                         8,231       7,527           16,042      14,740

Provision for loan losses                     228         300              430         607
                                        ---------   ---------        ---------   ---------
Net interest income after provision
     for loan losses                        8,003       7,227           15,612      14,133
                                        ---------   ---------        ---------   ---------


NONINTEREST INCOME:
  Trust department income and farm
     management income                        235         236              534         562
  Service fees                              1,097         919            2,109       1,805
  Securities gains, net                         -          23                1         150
  Other income                                111         102              213         203
                                        ---------   ---------        ---------   ---------
      Total noninterest income              1,443       1,280            2,857       2,720
                                        ---------   ---------        ---------   ---------


NONINTEREST EXPENSES:
  Salaries and employee benefits            3,018       2,558            6,021       5,261
  Occupancy expense                           752         711            1,488       1,394
  Data processing expense                     255         270              442         478
  Other expenses                            1,557       1,709            3,003       3,036
                                        ---------   ---------        ---------   ---------
      Total noninterest expenses            5,582       5,248           10,954      10,169
                                        ---------   ---------        ---------   ---------


INCOME BEFORE INCOME TAXES                  3,864       3,259            7,515       6,684

 Income tax expense                         1,229       1,069            2,429       2,213
                                        ---------   ---------        ---------   ---------


NET INCOME                                 $2,635      $2,190           $5,086      $4,471
                                        ---------   ---------        ---------   ---------
                                        ---------   ---------        ---------   ---------

Earnings per common share                   $1.08       $0.90            $2.09       $1.84
                                        ---------   ---------        ---------   ---------
                                        ---------   ---------        ---------   ---------

Weighted average number of
     shares outstanding                 2,431,804   2,431,804        2,431,804   2,431,804
                                        ---------   ---------        ---------   ---------
                                        ---------   ---------        ---------   ---------


See  Notes  to  Condensed  Consolidated  Financial  Statements.

                    FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in Thousands)


                                                             Six Months Ended
                                                                 June  30,
                                                            1997        1996
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              $  5,086    $  4,471
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                              715         635
     Provision for loan losses                                 430         607
     Amortization of securities premiums, net of accretion      31          88
     Net securities gains                                       (1)       (150)
     Net losses  on  sale  of  other  real  estate               6           -
     Amortization of intangibles                               519         535
     Increase  in accrued interest and other assets         (1,330)       (109)
     Increase in accrued interest and other liabilities       (498)       (386)
                                                          --------    --------
        Net cash provided by operating activities            4,958       5,691
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of  securities                   34,148      38,892
  Proceeds from sale of  securities                              -       1,656
  Purchase of  securities                                  (66,607)    (56,983)
  Proceeds from sale of  other  real  estate                     7           -
  Change in federal funds sold,  net                        60,082       9,117
  Loans made to customers, net of principal collections    (36,391)     (8,256)
  Purchase of premises and equipment                        (1,445)     (2,728)
                                                          --------    --------
      Net cash  used in investing activities               (10,206)    (18,302)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                   8,391      30,670
  Net decrease in short-term borrowings                     (2,881)    (17,992)
  Principal paid on long-term debt                            (375)       (375)
  Dividends paid                                            (2,432)     (1,824)
                                                          --------    --------
    Net cash provided by  financing activities               2,703      10,479
                                                          --------    --------

Net decrease in cash and due from banks                     (2,545)     (2,132)

CASH AND DUE FROM BANKS
  Beginning                                                 35,785      42,979
                                                          --------    --------
  Ending                                                  $ 33,240    $ 40,847
                                                          --------    --------
                                                          --------    --------

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid                                         $ 13,658    $ 11,688
    Income taxes                                             2,151       2,001

See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                          NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)
         (Table amounts in thousands of dollars, except per share data)

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

   The results of operations for the three months ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

   Earnings per share of common stock is based on weighted average number of shares outstanding during the period. Earnings per share have been presented to reflect the two-for-one stock split approved March 13, 1997.

NOTE 2 - SECURITIES

   The amortized cost and fair value of securities available-for-sale at June 30, 1997 and December 31, 1996 are as follows:

                                                    Amortized       Fair
                                                      Cost          Value
                                                    ---------       ------
                   June 30, 1997
                   -------------

U. S. Treasury                                       $10,498        $10,497
U. S. government agencies                              1,500          1,497
Other                                                    300            300
                                                     -------        -------
                                                     $12,298        $12,294
                                                     -------        -------
                                                     -------        -------


                                                    Amortized       Fair
                                                      Cost          Value
                                                    ---------       ------
                   December 31, 1996
                   -----------------
U. S. Treasury                                       $ 9,317        $ 9,308
U. S. government agencies                              1,800          1,796
Other                                                    300            300
                                                     -------        -------
                                                     $11,417        $11,404
                                                     -------        -------
                                                     -------        -------


   The amortized cost and fair value of securities held-to-maturity at June 30, 1997 and December 31, 1996 are as follows:


                                                    Amortized       Fair
                                                      Cost          Value
                                                    ---------       ------
                  June 30, 1997
                  -------------
U. S. Treasury                                       $ 31,395      $ 31,356
U. S. government agencies                             168,840       167,928
States and political subdivisions                      34,737        35,707
                                                     --------      --------
                                                     $234,972      $234,991
                                                     --------      --------
                                                     --------      --------


                                                    Amortized       Fair
                                                      Cost          Value
                                                    ---------       ------
                 December 31, 1996
                 -----------------
U. S. Treasury                                       $ 40,194      $ 40,132
U. S. government agencies                             127,472       126,637
States and political subdivisions                      35,758        36,731
                                                     --------      --------
                                                     $203,424      $203,500
                                                     --------      --------
                                                     --------      --------


   Securities with a carrying value of $159,000,000 and $133,000,000 at June 30, 1997 and December 31, 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

   The components of real estate loans at June 30, 1997 and December 31, 1996 were as follows:

                                             June 30,            December 31,
                                               1997                  1996
                                             --------            ------------
Commercial                                   $ 89,845             $ 76,354
Residential                                   142,500              138,443
Construction                                   19,995               19,807
                                             --------             --------
                                             $252,340             $234,604
                                             --------             --------
                                             --------             --------


   Impaired loans amounted to $360,000 at June 30, 1997 and $580,000 at December 31, 1996.

   Changes in the allowance for loan losses were as follows:

                                               1997                1996
                                              ------              ------
Balance, beginning of year                    $4,414              $3,931
  Provision charged to operations                430                 607
  Loans charged-off                             (509)               (270)
  Recoveries                                      77                  94
                                              ------              ------
Balance, June 30, 1997 and 1996               $4,412              $4,362
                                              ------              ------
                                              ------              ------


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

   A summary of the contract amounts of the Banks' exposure to off-balance-sheet risk is as follows:

                                            June 30,            December 31,
                                             1997                   1996
                                            --------            ------------
Loan commitments                            $63,148               $96,059
Standby letters of credit                    18,384                19,417


NOTE 4 - STOCKHOLDERS' EQUITY

   At the Company's March 13, 1997, annual shareholders' meeting, shareholders approved an increase in the number of authorized shares from 2,750,000 to 5,500,000 and the Board declared a two-for-one stock split effected in the form of a 100% stock dividend. Stockholders' equity has been retroactively restated to account for the two-for-one stock split.

   Common stock consisted of the following at June 30, 1997 and December 31, 1996:

                                                  1997           1996
                                               ---------      ---------
Par value per share                                  $10            $10
Shares authorized                              5,500,000      2,750,000
Shares issued and outstanding                  2,431,804      1,215,902


   Changes in stockholders' equity for the six months ended June 30, 1997 and 1996 are summarized as follows:

                                                  1997           1996
                                                 -------       -------
Balance at beginning of period                   $71,391       $66,426
Net income for the period                          5,086         4,471
Cash dividends declared                           (2,432)       (1,824)
Net change in unrealized loss on securities
  available-for-sale, net of deferred tax              5            38
                                                 -------       -------
                                                 $74,050       $69,111
                                                 -------       -------
                                                 -------       -------


NOTE 5 - PENDING ACCOUNTING CHANGES

   Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect on the financial statements is not material.

   On March 3, 1997, the FASB issued Statement No. 128, Earnings Per Share, which is effective for financial statements beginning with year end 1997. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company does not currently have outstanding stock options, the new calculation methods will not significantly affect the future basic earnings per share.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following management's discussion and analysis focuses on the consolidated financial position of First National Bancorp, Inc. (the "Company") as of June 30, 1997, as compared to the position of the Company at December 31, 1996, as well as the results of operations for the three months ended June 30, 1997 and 1996, and the six months ended June 30, 1997 and 1996. This discussion is intended to be read in conjunction with the interim condensed consolidated financial statements and notes thereto.

HIGHLIGHTS

   For the three months ended June 30, 1997, the Company earned $2,635,000 or $1.08 per share as compared to $2,190,000 or $.90 per share for the same period in 1996. Earnings per share data for each period reflects the two-for-one stock split approved at the March 13, 1997 Annual Shareholders' Meeting. On a percentage basis, net income for the first quarter of 1997 increased by 20.32% over that of the first quarter of 1996. The Company's annualized return on average assets for the three months ended June 30, 1997 was 1.29% versus 1.19% for the same period in 1996. Annualized return on average equity was 14.61% for the second quarter of 1997 compared to 13.06% for the second quarter of 1996.

   For the six months ended June 30, 1997, net income was $5,086,000 or $2.09 per share as compared to $4,471,000 or $1.84 per share for the same period in 1996 as adjusted for the two-for-one stock split approved March 13, 1997. Year-to-date net income increased by 13.75% over that of 1996. Annualized return on average assets for the six months ended June 30, 1997 was 1.26% versus 1.21% for the same period in 1996. Annualized return on average equity was 14.28% for the first six months of 1997 compared to 13.45% for the first six months of 1996.

   Total assets increased $7,300,000 or .88% to $831,870,000 as of June 30, 1997, compared to December 31, 1996. During the first six months of 1997, net loans grew $35,961,000, up 7.74% from December 31, 1996. Deposits increased $8,391,000 during the first six months of 1997, up 1.22% from December 31, 1996. Stockholders' Equity increased $2,659,000, up 3.72% from December 31, 1996.

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

   On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.57% for the three months ended June 30, 1997, as compared to 4.66% for the same period in 1996. The decrease in 1997 was due primarily to an increase in the cost of interest bearing liabilities to 4.22% in 1997 from 4.02% in 1996 as the yield on earning assets remained relatively stable.

   For the six months ended June 30, 1997, the Company's net interest income expressed as a percentage of average interest earning assets on a tax equivalent basis was 4.47%, as compared to 4.58% for the same period in 1996.

 NONINTEREST INCOME

   Noninterest income consists primarily of service charges on customer deposit accounts and fees earned on trust department services. Total noninterest income was $1,443,000 for the three months ended June 30, 1997, an increase of $163,000, or 12.7%, from the same period in 1996. The ratio of noninterest income to income before taxes was 37.3% and 39.3% for the three months ended June 30, 1997 and 1996, respectively.

   The noninterest income increase of $163,000 was primarily attributable to an increase of $178,000 in service charges on customer deposit accounts as a result of increases in the number of demand deposit accounts, and an increase in ATM surcharge fees of $41,000. This increase was partially offset by a $23,000 decrease in net securities gains.

   For the six months ended June 30, 1997, total noninterest income was $2,857,000, an increase of $137,000 or 5.0% from the same period in 1996. The year-to-date ratio of noninterest income to income before income taxes was 38.0% and 40.7% for 1997 and 1996, respectively.

NONINTEREST EXPENSE

   Noninterest expense increased $334,000, or 6.4%, to $5,582,000 for the three months ended June 30, 1997 as compared to $5,248,000 in the same period in 1996.

   Salaries and employee benefits represented the largest category of noninterest expense, accounting for 54.1% of the three months ended total June 30, 1997 total versus 48.7% in the same period in 1996. Salaries and employee benefits increased $460,000, or 18.0%, for the three months ended June 30, 1997 over the same period in 1996. The 1997 increase was primarily due to a 7.0% increase in the full-time equivalent number of employees at the Company. General pay increases also contributed to the increased payroll expense for 1997.

   Noninterest expenses other than salaries and benefits decreased $126,000, or 4.7%, for the three months ended June 30, 1997 over the comparable period in 1996.

   Year-to-date June 30, 1997 noninterest expenses increased $785,000 or 7.7% to $10,954,000 as compared to $10,169,000 in the same period in 1996. Salaries and employee benefits increased $760,000 or 14.4% for the first six months of 1997 over the same period in 1996. Salaries and employee benefits represented 55.0% of the total noninterest expense for the six months ended June 30, 1997, versus 51.7% for the same period in 1996. Noninterest expenses other than salaries and benefits increased $25,000 for the six months ended June 30, 1997 over the comparable period in 1996.

FINANCIAL CONDITION

 EARNING ASSETS

   At June 30, 1997, earning assets were $765,170,000, an increase of $8,315,000 or 1.1% from $756,855,000 at December 31, 1996. Average earning assets for the three months ended June 30, 1997 were $755,140,000, an increase of $74,871,000, or 11.0% from the same period in 1996, primarily due to an increase of $55,000,000 in the average loan portfolio.

 INTEREST-BEARING LIABILITIES

   At June 30, 1997, interest-bearing liabilities were $632,484,000, an increase of $1,931,000 or .3%, from $630,553,000 at December 31, 1996. The increase was primarily due to an increase of 12.2% in NOW accounts as a result of fluctuations in the balances of seasonal public funds and a 3.8% increase in savings. The increase was partially offset by a 2.7% decrease in time deposits and a 5.9% decrease in short-term borrowings.

   Average interest-bearing liabilities for the three months ended 1997 were $620,680,000, an increase of $54,143,000, or 9.6% from the same period in 1996. The increase was primarily due to a 12.1% increase in interest-bearing deposits.

 NONPERFORMING LOANS

   Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

   As of June 30, 1997, the Company's nonperforming loans were $2,616,000 compared to $1,857,000 at December 31, 1996. The increase is attributable to an increase of $400,000 in nonperforming real estate loans and an increase of $270,000 in nonperforming commercial loans. The Company's ratio of nonperforming loans to total loans was .52% at June 30, 1997, compared to
 .40% at December 31, 1996. Impaired loans amounted to $360,000 at June 30,1997 and $580,000 at December 31, 1996.

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

   The allowance for loan losses decreased $2,000 for the six month period ended June 30, 1997 to $4,412,000, which represented .87% of total loans, net of unearned income. At December 31, 1996, the allowance for loan losses represented .94% of such loan balances.

 CAPITAL RESOURCES

   Stockholders' equity was $74,050,000 at June 30, 1997, an increase of $2,659,000, or 3.7% over December 31, 1996. At June 30, 1997, stockholders' equity represented 8.90% of total assets compared to 8.66% at December 31, 1996.

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

   The Company's consolidated actual capital ratios at June 30, 1997 and December 31, 1996 are summarized below:

                                              June 30,            December 31,
                                               1997                   1996
                                              --------            ------------
Total Capital to risk-weighted assets          12.84%                 13.07%

Tier I Capital to risk-weighted assets         12.02%                 12.20%

Tier I Capital to average assets                8.01%                  7.66%


RECENT REGULATORY DEVELOPMENTS

   The Committee on Banking and Financial Services of the U. S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict the impact such legislation may have on the operations of the Company and its subsidiaries.

   Additionally, legislation has been enacted in Illinois that would allow Illinois banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions, including requirements for the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.

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

Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.   OTHER INFORMATION

Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

None


27.1   Financial Data Schedule


(b)   Reports on Form 8-K

None.

                                  SIGNATURES


Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST NATIONAL BANCORP, INC.

                                (REGISTRANT)

                            DATE: AUGUST 7, 1997






/s/ Kevin T. Reardon                      /s/ Albert G. D'Ottavio
---------------------------               ------------------------------------
 Kevin T. Reardon                             Albert G. D'Ottavio
 Chairman of the Board                        President
 Chief Executive Officer                      Principal Accounting Officer
                                              &  Chief Financial Officer