Form 10-Q
period 1997-09-30
FIRST NATIONAL BANCORP INC /IL/
filed 1997-11-07
CIK 788783

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                             ____________________


            (X)   Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                      For the period ended September 30, 1997

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

                     YES  X   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,431,804 shares of the Company's Common Stock ($10.00 par value) were outstanding as of November 1, 1997.

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

                                                                         Page 1
                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

              FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                            September 30,   December 31,
                                                                1997           1996
                                                            (Unaudited)
                                                            -------------   ------------
ASSETS
Cash and due from banks                                        $35,696        $35,785
Federal funds sold                                              49,400         73,241
Securities available-for-sale                                   12,825         11,404
Securities held-to-maturity (Fair value of $214,871 and
  $203,500 at September 30,1997 and December 31,1996)          213,655        203,424
Loans:
   Commercial                                                   84,638         81,981
   Agricultural                                                 10,344          8,692
   Real estate                                                 255,014        234,604
   Consumer                                                    163,395        141,115
   Other                                                         2,336          2,394
                                                              --------       --------
     Total loans                                               515,727        468,786
   Allowance for loan losses                                    (4,329)        (4,414)
                                                              --------       --------
     Loans, net                                                511,398        464,372

Premises and equipment, net                                     18,874         17,880
Accrued interest and other assets                                8,976          7,954
Intangibles,net                                                  9,740         10,510
                                                              --------       --------


TOTAL ASSETS                                                  $860,564       $824,570
                                                              --------       --------
                                                              --------       --------


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Demand, non-interest bearing                               $116,891       $116,147
   NOW accounts                                                 96,311         74,749
   Money Market accounts                                        37,999         37,130
   Savings                                                     163,612        160,653
   Time deposits, $100,000 and over                             66,952         63,189
   Other time deposits                                         237,754        238,645
                                                              --------       --------
     Total Deposits                                            719,519        690,513
                                                              --------       --------
Short-term borrowings                                           52,389         49,236
Long-term debt                                                   6,201          6,951
Accrued interest and other liabilities                           6,514          6,479
                                                              --------       --------
     Total Liabilities                                         784,623        753,179
                                                              --------       --------

STOCKHOLDERS' EQUITY
Preferred stock                                                      -              -
Common stock                                                    24,318         24,318
Retained earnings                                               51,607         47,081
Unrealized gain (loss) on securities available for sale, net        16             (8)
                                                              --------       --------
     Total Stockholders' Equity                                 75,941         71,391
                                                              --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $860,564       $824,570
                                                              --------       --------
                                                              --------       --------

See Notes to Condensed Consolidated Financial Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                  (Dollars in thousands, except per share data)

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                           1997       1996        1997       1996
                                                           ----       ----        ----       ----
INTEREST INCOME:
 Loans                                                 $11,279    $9,931       $32,075    $28,821
 Securities:
  Taxable                                                3,206     2,924         9,640      8,071
  Tax-exempt                                               465       501         1,433      1,516
 Federal funds sold                                        193       530           942      1,665
                                                     ---------  ---------    ---------  ---------
   Total interest income                                15,143    13,886        44,090     40,073
                                                     ---------  ---------    ---------  ---------

INTEREST EXPENSE:
 Deposits                                                5,986     5,330        17,494     15,171
 Short-term borrowings                                     631       635         1,762      1,943
 Long-term debt                                            129       142           395        440
                                                     ---------  ---------    ---------  ---------
   Total interest expense                                6,746     6,107        19,651     17,554
                                                     ---------  ---------    ---------  ---------

Net interest income                                      8,397     7,779        24,439     22,519

Provision for loan losses                                  229       209           659        816
                                                     ---------  ---------    ---------  ---------

Net interest income after provision for loan losses      8,168     7,570        23,780     21,703
                                                     ---------  ---------    ---------  ---------

NONINTEREST INCOME:
 Trust department income and farm management income        244       218           778        780
 Service fees                                            1,175       988         3,284      2,793
 Securities gains, net                                       5         2             6        152
 Other income                                               80       131           293        334
                                                     ---------  ---------    ---------  ---------
   Total noninterest income                              1,504     1,339         4,361      4,059
                                                     ---------  ---------    ---------  ---------

NONINTEREST EXPENSES:
 Salaries and employee benefits                          3,076     3,048         9,097      8,309
 Occupancy expense                                         854       800         2,342      2,194
 Data processing expense                                   324       276           766        754
 Other expenses                                          1,744     1,448         4,747      4,484
                                                     ---------  ---------    ---------  ---------
   Total noninterest expenses                            5,998     5,572        16,952     15,741
                                                     ---------  ---------    ---------  ---------

INCOME BEFORE INCOME TAXES                               3,674     3,337        11,189     10,021

 Income tax expense                                      1,194     1,073         3,623      3,286
                                                     ---------  ---------    ---------  ---------

NET INCOME                                              $2,480     $2,264       $7,566     $6,735
                                                     ---------  ---------    ---------  ---------
                                                     ---------  ---------    ---------  ---------

Earnings per common share                                $1.02      $0.93        $3.11      $2.77
                                                     ---------  ---------    ---------  ---------
                                                     ---------  ---------    ---------  ---------

Weighted average number of shares outstanding        2,431,804  2,431,804    2,431,804  2,431,804
                                                     ---------  ---------    ---------  ---------
                                                     ---------  ---------    ---------  ---------

See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                            1997       1996
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                $7,566     $6,735
 Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation                                             1,122        971
   Provision for loan losses                                  659        816
   Amortization of securities premiums, net of accretion       45        122
   Net securities gains                                        (6)      (152)
   Net losses (gains) on sale of other real estate              6         (8)
   Amortization of intangibles                                737        802
   Increase in accrued interest and other assets           (1,035)    (1,115)
   Increase in accrued interest and other liabilities          53         26
                                                          --------   --------
    Net cash provided by operating activities               9,147      8,197
                                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities of securities                    63,156     68,937
 Proceeds from sale of securities                               -      1,656
 Purchase of securities                                   (74,808)   (88,442)
 Proceeds from sale of other real estate                        7         50
 Change in federal funds sold, net                         23,841    (22,013)
 Loans made to customers, net of principal collections    (47,685)   (29,628)
 Purchase of premises and equipment                        (2,116)    (3,150)
                                                          --------   --------
   Net cash used in investing activities                  (37,605)   (72,590)
                                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                  29,006     70,986
 Net increase (decrease) in short-term borrowings           3,153    (13,756)
 Principal paid on long-term debt                            (750)      (625)
 Dividends paid                                            (3,040)    (3,648)
                                                          --------   --------
  Net cash provided by financing activities                28,369     52,957
                                                          --------   --------

Net decrease in cash and due from banks                       (89)   (11,436)

CASH AND DUE FROM BANKS
 Beginning                                                  35,785    42,979
                                                          --------   --------
 Ending                                                    $35,696   $31,543
                                                          --------   --------
                                                          --------   --------

SUPPLEMENTAL DISCLOSURES
 Cash payments for:
  Interest paid                                            $20,173   $17,338
  Income taxes                                               3,501     3,201

See Notes to Condensed Consolidated Financial Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                      NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                                (Unaudited)
          (Table amounts in thousands of dollars, except per share data)


NOTE 1 - BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the "Company") and its subsidiaries, First National Bank of Joliet, Southwest Suburban Bank, Bank of Lockport and Plano Bancshares, Inc. (the "Banks"). All material intercompany items and transactions have been eliminated in consolidation.

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

   The results of operations for the three months ended September 30, 1997 and 1996 and nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

   Earnings per share of common stock is based on weighted average number of shares outstanding during the period.

NOTE 2 - SECURITIES

   The amortized cost and fair value of securities available-for-sale at September 30, 1997 and December 31, 1996 are as follows:

                                            Amortized            Fair
                                              Cost               Value
                                              ----               -----
             September 30, 1997
             ------------------
U. S. Treasury                               $8,997              $9,024
U. S. government agencies                     3,502               3,501
Other                                           300                 300
                                           --------            --------
                                            $12,799             $12,825
                                           --------            --------
                                           --------            --------

                                            Amortized            Fair
                                              Cost               Value
                                              ----               -----
             December 31, 1996
             -----------------
U. S. Treasury                               $9,317             $9,308
U. S. government agencies                     1,800              1,796
Other                                           300                300
                                           --------            --------
                                            $11,417             $11,404
                                           --------            --------
                                           --------            --------

   The amortized cost and fair value of securities held-to-maturity at September 30, 1997 and December 31, 1996 are as follows:

                                            Amortized            Fair
                                              Cost               Value
                                              ----               -----
             September 30, 1997
             ------------------
U. S. Treasury                              $27,975            $28,036
U. S. government agencies                   152,050            152,159
States and political subdivisions            33,630             34,676
                                           --------            --------
                                           $213,655            $214,871
                                           --------            --------
                                           --------            --------

                                            Amortized            Fair
                                              Cost               Value
                                              ----               -----
             December 31, 1996
             -----------------
U. S. Treasury                              $40,194             $40,132
U. S. government agencies                   127,472             126,637
States and political subdivisions            35,758              36,731
                                           --------            --------
                                           $203,424            $203,500
                                           --------            --------
                                           --------            --------

   Securities with a carrying value of $160,000,000 and $133,000,000 at September 30, 1997 and December 31, 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

   The components of real estate loans at September 30, 1997 and December 31, 1996 were as follows:

                                        September 30,    December 31,
                                            1997            1996
                                        -------------    ------------
Commercial                               $ 90,902         $ 76,354
Residential                               148,137          138,443
Construction                               15,975           19,807
                                         --------         --------
                                         $255,014         $234,604
                                         --------         --------
                                         --------         --------

   Impaired loans amounted to $914,000 at September 30, 1997 and $580,000 at December 31, 1996.

   Changes in the allowance for loan losses were as follows:

                                            1997            1996
                                           ------          ------
Balance, beginning of year                 $4,414          $3,931
  Provision charged to operations             659             816
  Loans charged-off                          (849)           (439)
  Recoveries                                  105             126
                                           ------          ------
Balance, September 30, 1997 and 1996       $4,329          $4,434
                                           ------          ------
                                           ------          ------

   The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit which, to varying degrees, involve elements of credit risk in excess of the amount recognized in the balance sheet.

   The Banks' exposure to credit loss on commitments to extend credit and standby letters of credit in the event of nonperformance by the customer, is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

   A summary of the contract amounts of the Banks' exposure to off-balance-sheet risk is as follows:


                                          September 30,         December 31,
                                              1997                  1996
                                          ------------          ------------

Loan commitments                            $75,831                $96,059
Standby letters of credit                    21,746                 19,417

NOTE 4 - STOCKHOLDERS' EQUITY

   At the Company's March 13, 1997, Annual Shareholders' meeting, shareholders approved an increase in the number of authorized shares from 2,750,000 to 5,500,000 and the Board declared a two-for-one stock split effected in the form of a 100% stock dividend. Stockholders' equity has been retroactively restated to account for the two-for-one stock split.

   Common stock consisted of the following at September 30, 1997 and December 31, 1996:

                                              1997                  1996
                                          ------------          ------------
Par value per share                               $10                   $10
Shares authorized                           5,500,000             5,500,000
Shares issued and outstanding               2,431,804             2,431,804

   Changes in stockholders' equity for the nine months ended September 30, 1997 and 1996 are summarized as follows:

                                              1997                  1996
                                          ------------          ------------
Balance at beginning of period              $71,391                $66,426
Net income for the period                     7,566                  6,735
Cash dividends declared                      (3,040)                (3,648)
Net change in unrealized loss on
  securities available-for-sale,
  net of deferred tax                            24                     55
                                          ------------          ------------
                                            $75,941                $69,568
                                          ------------          ------------
                                          ------------          ------------

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

               FIRST NATIONAL BANCORP, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management discussion and analysis focuses on the consolidated financial position of First National Bancorp, Inc. (the "Company") as of September 30, 1997, as compared to the position of the Company at December 31, 1996, as well as the results of operations for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996. This discussion is intended to be read in conjunction with the interim condensed consolidated financial statements and notes thereto.

HIGHLIGHTS

   For the three months ended September 30, 1997, the Company earned $2,480,000 or $1.02 per share as compared to $2,264,000 or $.93 per share for the same period in 1996. Earnings per share data for each period reflects the two-for-one stock split approved at the March 13, 1997 Annual Shareholders' Meeting. On a percentage basis, net income for the third quarter of 1997 increased by 9.54% over that of the third quarter of 1996. The Company's annualized return on average assets for the three months ended September 30, 1997 was 1.17% versus 1.14% for the same period in 1996. Annualized return on average equity was 13.09% for the third quarter of 1997 compared to 13.04% for the third quarter of 1996.

   For the nine months ended September 30, 1997, net income was $7,566,000 or $3.11 per share as compared to $6,735,000 or $2.77 per share for the same period in 1996, as adjusted for the two-for-one stock split. Year-to-date net income increased by 12.34% over that of 1996. Annualized return on average assets for the nine months ended September 30, 1997 was 1.22% versus 1.19% for the same period in 1996. Annualized return on average equity was 13.82% for the first nine months of 1997 compared to 13.30% for the first nine months of 1996.

   Total assets increased $35,994,000 or 4.37% to $860,564,000 as of September 30, 1997, compared to December 31, 1996. During the first nine months of 1997, net loans grew $47,026,000, up 10.13% from December 31, 1996. Deposits increased $29,006,000 during the first nine months of 1997, up 4.20% from December 31, 1996. Stockholders' Equity increased $4,550,000, up 6.37% from December 31, 1996.

                                                                      Page 9
RESULTS OF OPERATIONS

 NET INTEREST INCOME

   Net interest income, the difference between total interest earned on earning assets and total interest expense on interest bearing liabilities, is the Company's principal source of income. Net interest income is influenced by changes in the volume and yield on earning assets as well as changes in the volume and rates paid on interest bearing liabilities. The Company attempts to favorably impact net interest income through investment decisions on interest earning assets and monitoring the interest rates its banking subsidiaries offer, particularly rates for time deposits and short-term borrowings.

   On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.46% for the three months ended September 30, 1997, as compared to 4.47% for the same period in 1996.

   For the nine months ended September 30, 1997, the Company's net interest income expressed as a percentage of average interest earning assets on a tax equivalent basis was 4.45%, as compared to 4.52% for the same period in 1996.

 NONINTEREST INCOME

   Noninterest income consists primarily of service charges on customer deposit accounts and fees earned on trust department services. Total noninterest income was $1,504,000 for the three months ended September 30, 1997, an increase of $165,000, or 12.3%, from the same period in 1996. The ratio of noninterest income to income before taxes was 40.9% and 40.1% for the three months ended September 30, 1997 and 1996, respectively.

   The noninterest income increase of $165,000 was primarily attributable to an increase of $215,000 in service charges on customer deposit accounts as a result of increases in the number of demand deposit accounts. This increase was partially offset by a $18,000 decrease in net gains on the sale of loans, in addition to a $30,000 decrease in miscellaneous income.

   For the nine months ended September 30, 1997, total noninterest income was $4,361,000, an increase of $302,000 or 7.4% from the same period in 1996. The year-to-date ratio of noninterest income to income before income taxes was 39.0% and 40.5% for 1997 and 1996, respectively.

 NONINTEREST EXPENSE

   Noninterest expense increased $426,000, or 4.1%, to $5,998,000 for the three months ended September 30, 1997 as compared to $5,572,000 in the same period in 1996.

   Salaries and employee benefits represented the largest category of noninterest expense, accounting for 51.3% of the three months ended total September 30, 1997 total versus 54.7% in the same period in 1996. Salaries and employee benefits increased $28,000, or .9%, for the three months ended September 30, 1997 over the same period in 1996.

   Noninterest expenses other than salaries and benefits increased $398,000, or 15.8%, for the three months ended September 30, 1997 over the comparable period in 1996.

   Year-to-date September 30, 1997 noninterest expenses increased $1,211,000 or 7.7% to $16,952,000 as compared to $15,741,000 in the same period in 1996. Salaries and employee benefits increased $788,000 or 9.5% for the first nine months of 1997 over the same period in 1996. Salaries and employee benefits represented 53.7% of the total noninterest expense for the nine months ended September 30, 1997, versus 52.8% for the same period in 1996. Noninterest expenses other than salaries and benefits increased $423,000 for the nine months ended September 30, 1997 over the comparable period in 1996.

FINANCIAL CONDITION

 EARNING ASSETS

   At September 30, 1997, earning assets were $791,607,000, an increase of $34,752,000 or 4.6% from $756,855,000 at December 31, 1996. Average earning assets for the three months ended September 30, 1997 were $770,233,000, an increase of $55,562,000, or 7.8% from the same period in 1996, primarily due to an increase of $60,220,000 in the average loan portfolio.

 INTEREST-BEARING LIABILITIES

   At September 30, 1997, interest-bearing liabilities were $661,218,000, an increase of $30,665,000 or 4.9%, from $630,553,000 at December 31, 1996. The increase was primarily due to an increase of 28.8% in NOW accounts and a 6.4% increase in short-term borrowings, both as a result of fluctuations in the balances of seasonal public funds.

   Average interest-bearing liabilities for the three months ended 1997 were $636,683,000, an increase of $39,719,000, or 6.7% from the same period in 1996. The increase was primarily due to a 8.7% increase in interest-bearing deposits.

 NONPERFORMING LOANS

   Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

   As of September 30, 1997, the Company's nonperforming loans were $3,009,000 compared to $1,857,000 at December 31, 1996. The increase is attributable to an increase of $245,000 in nonperforming real estate loans, an increase of $259,000 in nonperforming commercial loans and an increase of $321,000 in nonperforming consumer loans. The Company's ratio of nonperforming loans to total loans was .58% at September 30, 1997, compared to .40% at December 31, 1996. Impaired loans amounted to $914,000 at September 30, 1997 and $580,000 at December 31, 1996.

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

   The allowance for loan losses decreased $85,000 for the nine month period ended September 30, 1997 to $4,329,000, which represented .84% of total loans, net of unearned income. At December 31, 1996, the allowance for loan losses represented .94% of such loan balances.

 CAPITAL RESOURCES

   Stockholders' equity was $75,941,000 at September 30, 1997, an increase of $4,550,000, or 6.4% over December 31, 1996. At September 30, 1997, stockholders' equity represented 8.82% of total assets compared to 8.66% at December 31, 1996.

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

   The Company's consolidated actual capital ratios at September 30, 1997 and December 31, 1996 are summarized below:

                                            September 30,    December 31,
                                                1997             1996
                                            ------------     ------------
Total Capital to risk-weighted assets          12.83%           13.07%
Tier I Capital to risk-weighted assets         12.05%           12.20%
Tier I Capital to average assets                8.08%            7.66%

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedngs to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

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

                                  FIRST NATIONAL BANCORP, INC.


                                          (REGISTRANT)


                                     DATE: NOVEMBER 5, 1997



/s/ Kevin T. Reardon                       /s/ Albert G. D'Ottavio
--------------------                       -----------------------
Kevin T. Reardon                           Albert G. D'Ottavio
Chairman of the Board                      President
Chief Executive Officer                    Principal Accounting Officer
                                           &  Chief Financial Officer