Form 10-K
period 1997-12-31
FIRST NATIONAL BANCORP INC /IL/
filed 1998-03-25
CIK 788783

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997

                                          OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________________ to _____________________

Commission file number:  0-15123


                             FIRST NATIONAL BANCORP, INC.
                (Exact name of registrant as specified in its charter)

               Illinois                                               31-1182986
--------------------------------------------              ----------------------------------------
        (State of Incorporation)                              (IRS Employer Identification No.)

  78 North Chicago Street, Joliet, Illinois                              60432
---------------------------------------------             ----------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                  (815) 726-4371
                                                           ---------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                   Name of each exchange
          Title of each class                                       on which registered
---------------------------------------------               --------------------------------------

     Common Stock, $10.00 par value                                         None

Securities registered pursuant to Section 12(g) of the Act:                Common
                                                             -------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on March 6, 1998 was $153,203,652. Based on the last reported price of an actual transaction in registrant's Common Stock on March 6, 1998, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Common Stock of registrant. At March 6, 1998 there were 2,431,804 shares of registrant's sole class of common stock outstanding.


                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------

There is incorporated by reference in this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders held March 12, 1998, to the extent indicated herein. There is incorporated by reference in Parts II and IV of this Annual Report on Form 10-K portions of the information contained in the registrant's 1997 annual and financial reports to stockholders to the extent indicated herein.


                                  TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I

     ITEM 1.   Business.............................................       1

     ITEM 2.   Properties...........................................       8

     ITEM 3.   Legal Proceedings....................................       8

     ITEM 4.   Submission of Matters to a Vote of Security Holders..       8


PART II

     ITEM 5.   Market for the Company's Common Stock and Related
               Stockholder Matters..................................       8

     ITEM 6.   Selected Financial Data..............................       8

     ITEM 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................       8

     ITEM 8.   Financial Statements and Supplementary Data..........       9

     ITEM 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure Matters..........      10


PART III

     ITEM 10.  Directors and Executive Officers of the Registrant...       10

     ITEM 11.  Executive Compensation...............................       10

     ITEM 12.  Security Ownership of Certain Beneficial Owners and
               Management...........................................       10

     ITEM 13.  Certain Relationships and Related Transactions.......       10


PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..........................................       10

     SIGNATURES.....................................................       17


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

On October 31, 1994, the Company acquired 100% of the outstanding shares of Plano Bancshares, Inc. ("Bancshares") located in Plano, Illinois. Bancshares is the parent holding company of Community Bank of Plano ("Plano"). The purchase price of Bancshares was $10,737,000, paid through issuing debentures of $3,776,000 plus cash of $6,961,000. The excess of acquisition cost over the fair value of net assets acquired was $2,311,000. The acquisition has been accounted for as a purchase with results of operations of Bancshares since October 31, 1994 included in the consolidated financial statements. FNB, SWSB, BOL and Plano are sometimes referred to as the "Banks". With the close of business on March 14, 1998, SWSB, BOL and Plano will be merged into FNB.

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

Bancshares is a bank holding company organized in Delaware in 1984 which owns 100% of the capital stock of Plano. Bancshares has no other subsidiaries and conducts no other operations. Plano is a state chartered, FDIC insured bank located at 2005 West Route 34 in Plano, Illinois. Plano is located approximately 45 miles west of Chicago and has Plano, Sandwich and Yorkville as its primary service area. Plano was organized as a state bank on October 1, 1943. Bancshares was liquidated into First National on January 26, 1998 and its corporate charter canceled.

Approximately 85% of the Banks' assets are located within Will County, Illinois. Will County has become one of the fastest growing areas in Illinois with an average population growth in excess of 3.0% per year since 1990. Total population exceeds 430,000 with a labor force of over 215,000. Unemployment has remained consistently under 6.0% since 1994. This population growth and stable employment levels are factors contributing to the Banks' loan growth
in the last three years.   In particular, commercial real estate, residential
real estate and consumer loan volumes have all been positively affected by these economic conditions with increases of 33%, 36% and 22%, respectively in the three years ending December 31, 1997.

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

BANK LOANS
The Banks' loan portfolios consist of commercial, commercial real estate, construction, agricultural, residential real estate and consumer loans. The loan portfolio is diversified so that slowdowns or problems in one specific area
would not cause a significant problem.   The repayment terms and rates, credit
criteria employed, and risks associated with each loan category are governed by a written lending policy approved by the Company's board of directors. Loans greater than $30,000 require the approval of a lending committee consisting of senior loan officers from each subsidiary bank which meets twice each week.

BANK DEPOSITS
No material portion of any of the Banks' deposits have been obtained from a person or group that withdrawal of such deposits would have an adverse effect on the business of the Company.

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

EMPLOYMENT
As of December 31, 1997, the Banks had 304 full-time and 118 part-time employees.

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

The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable laws or regulations may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

PENDING LEGISLATION. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

THE COMPANY

GENERAL. The Company, as the sole shareholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits acquisition of "control" of a bank, such as one of the Banks, or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

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

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1997, the Company had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 12.9% and a leverage ratio of 8.0%.

DIVIDENDS.   The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend, the Company would be insolvent or the net assets of the Company would be less than zero or less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated.

FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANKS

GENERAL. SWSB, BOL and Plano (the "State Banks") are Illinois-chartered banks, the deposit accounts of which are insured by the BIF of the FDIC. As BIF-insured, Illinois-chartered banks, the State Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

FNB is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of FNB are insured by the BIF of the FDIC, and FNB is a member of the Federal Reserve System. As a BIF-insured national bank, FNB is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

DEPOSIT INSURANCE. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semiannual assessment period.

During the year ended December 31, 1997, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semiannual assessment period beginning January 1, 1998, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, the Banks paid FICO assessments totaling $86,000.

SUPERVISORY ASSESSMENTS. All Illinois banks and national banks are required to pay supervisory fees to the Commissioner and the OCC, respectively, to fund the operations of such agencies. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries. During the year ended December 31, 1997, the Banks paid supervisory fees totaling $152,000.

CAPITAL REQUIREMENTS.    Under federal regulations, the Banks are subject to the
following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 1997, none of the Banks was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, each of the Banks exceeded its minimum regulatory capital requirements. Actual regulatory capital ratios of each bank as of December 31, 1997 are as follows:


                           Risk-Based               Leverage
                          Capital Ratio          Capital Ratio
                          -------------          -------------
      FNB                     13.5%                   8.6%
      SWSB                    12.2                    8.1
      BOL                     13.3                    8.4
      PLANO                   13.7                    8.9


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

DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks, such as the State Banks, may not pay dividends in excess of their adjusted profits.

The National Bank Act similarly imposes limitations on the amount of dividends that may be paid by a national bank, such as FNB. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. As of December 31, 1997, approximately $8.76 million was available to be paid as dividends to the Company by the Banks. Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Banks if such payment is deemed to constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by each of the Banks to its respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Banks maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

BRANCHING AUTHORITY. Illinois banks, such as the State Banks, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks head quartered in Illinois, such as FNB, have the same branching rights in Illinois as banks chartered under Illinois law.

Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers unless any Illinois bank involved has been in existence and continuous operation for more than five years.

STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the State Banks.

FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Banks are in compliance with the foregoing requirements.

ITEM 2.  PROPERTIES

The main building of the Company is located at 78 North Chicago Street, Joliet, Illinois. FNB owns this building. The land on which it is located is owned by the Company. FNB has ten additional facilities of which seven are owned and three are leased. SWSB owns their building located at 225 Lily Cache Lane, Bolingbrook, Illinois. BOL owns their main office at 826 East 9th Street, Lockport, Illinois and has one additional facility. Plano owns their building at 2005 West Route 34, Plano, Illinois. The address and approximate square footage of each location are as follows:


                                                          Approximate
Subsidiary                     Location                   Square Feet   Status
-------------------------------------------------------------------------------
   FNB   78 N. Chicago St., Joliet                            25,000    Owned
   FNB   Scott and Jefferson, Joliet                           1,600    Owned
   FNB   Midland and Campbell, Joliet                          4,200    Owned
   FNB   Black and Essington Roads, Joliet                    12,000    Owned
   FNB   1590 North Larkin, Joliet                             1,100   Leased
   FNB   191 South Larkin, Joliet                                900   Leased
   FNB   207 Mondamin St., Minooka                             2,000    Owned
   FNB   23841 W. Eames, Channahon                               100   Leased
   FNB   Route 52 and Brookshore, Shorewood                    1,200    Owned
   FNB   24745 West Eames, Channahon                           1,400    Owned
   FNB   626 Townhall Drive, Romeoville                        6,500    Owned
   SWSB  225 Lily Cache Lane, Bolingbrook                      8,800    Owned
   BOL   826 E. 9th Street, Lockport                          27,000    Owned
   BOL   Cedar Road and 159th St., Lockport                    9,000    Owned
   Plano 2005 W. Route 34, Plano                              10,000    Owned


ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of December 31, 1997, the Company had 2,062 shareholders of its common stock. First National Common Stock is traded primarily through the offices of Stofan, Agazzi & Co., Richard B. Vance & Co., A. G. Edwards & Sons, Inc., Edward D. Jones & Co. and ABN AMBRO Securities, Inc. Information on dividends paid and the price range of the Company's common stock on a quarterly basis in 1997 and 1996 is presented on page 9 of the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The five year summary of selected financial data is presented as Financial Highlights on page 9 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis appearing on pages 1 through 9 of the 1997 Financial Report to Stockholders is incorporated herein by reference.

MARKET RISK
The Company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarily limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiaries. Except for a term note borrowing of $2.3 million payable to another financial institution that accrues interest based on the London Interbank Offered Rate, the Company's exposure to interest rate risk results from changes in either the short-term U. S. prime interest rate or the rates offered for short and medium term bonds and notes of the U. S.
Treasury.   The following table presents the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits, short-term borrowings and long-term debt at December 31, 1997 fair value amounts.


                                            Expected Maturity Amounts for Years Ending December 31,
                                     -----------------------------------------------------------------
                                                              2000                               Fair
                                                            Through      After                  Value
                                       1998        1999       2002       2002         Total     Total
                                     --------    --------   --------    -------      --------  ---------
ASSETS
Securities, fixed rate:
  Available-for-sale                 $  2,008    $  8,490   $  1,000     $  300     $11,798    $11,831
  Average interest rate                 4.92%       6.23%      6.49%      6.00%       6.03%

  Held-to-maturity                     36,938      27,619    102,168     38,145     204,870    206,269
  Average interest rate                 5.31%       5.93%      6.40%      6.15%       6.09%

Loans, fixed rate (1)                  97,629      58,289    164,056     88,697     408,671    412,919
  Average interest rate                 8.72%       8.42%      8.77%      8.34%       8.61%

LIABILITIES
NOW, money market and
 savings deposits (2)                 281,087         -          -          -       281,087    281,087
 Average interest rate                  2.55%         -          -          -         2.55%

Time deposits, fixed rate             280,041      20,634     15,151        -       315,826    317,179
 Average interest rate                  5.74%       5.71%      6.20%        -         5.76%

Short-term borrowings, fixed rate      46,207         -          -          -        46,207     46,207
  Average interest rate                 5.28%         -          -          -         5.28%

Long-term debt, variable rate           1,759       3,058        -         -          4,817      4,817
  Average interest rate                 8.16%       7.79%        -         -          7.93%


(1)Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)NOW and savings accounts are fixed rates deposits whereas money market accounts are variable rate deposits. These deposit accounts, while shown as maturing in 1998, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto appearing on pages 11 through 28 of the 1997 Financial Report are incorporated herein by reference.
 See Item 14 for information concerning financial statements and schedules filed with the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

Notice of change in accountants was filed under Form 8-K on October 10, 1996 to report the change in accountants from McGladrey & Pullen, LLP to Crowe, Chizek and Company LLP, effective October 1, 1996. Further discussion of the change in accountants appears on page 10 of the Notice of Annual Meeting of Stockholders and Proxy

Statement is incorporated herein by reference. No disagreements on accounting and financial disclosure matters have occurred for the 24 months prior to, or in months subsequent to, December 31, 1997.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing on pages 5 through 8 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. The Consolidated Financial Statements of the Company and report of independent auditors are incorporated herein by reference from the 1997 Financial Report to Stockholders as listed below:

                                                                     Financial
                                                                       Report
                                                                       Pages
                                                                       -----
Consolidated balance sheets as of December 31, 1997 and 1996.........   11


Consolidated statements of income for the years ended
December 31, 1997, 1996, and 1995....................................   12

Consolidated statements of changes in stockholders' equity for the
years ended December 31, 1997, 1996, and 1995........................   13

Consolidated statements of cash flows for the years ended
December 31, 1997, 1996, and 1995....................................   14

Notes to consolidated financial statements...........................  15-28

Report of Independent Auditors on the Consolidated Financial
Statements...........................................................   10


The following index provides the location of the statistical information included in the 1997 Financial Report to Stockholders which is incorporated herein by reference.

                                                                     Financial
                                                                    Report Page
                                                                    -----------
Average Balance Sheets, Interest Margin, and Interest Rates.........     3
Non-accrual, Past Due and Impaired Loans............................     4
Potential Problem Loans.............................................     4
Liquidity...........................................................     7
Disclosure of the Effect on Interest Income from Impaired Loans.....    18
Short-term Borrowings...............................................    21
Quarterly Financial Information 1997-1996 (Unaudited)...............    28


INTEREST DIFFERENTIAL
The accompanying table allocates changes in interest income and interest expense between amounts attributable to changes in rate and changes in volume for the various categories of interest earning assets and interest bearing liabilities. The changes in interest income and interest expense due to both volume and rate have been allocated proportionally. Interest earned is assumed to be on a tax equivalent basis using an income tax rate of 35%.

                                            1997 Compared to 1996                         1996 Compared to 1995
                                       ------------------------------------        -----------------------------------
                                                 Changes due to:                              Changes due to:
                                       Volume         Rate           Change        Volume           Rate        Change
                                       ------        ------          ------        ------          ------       ------
INTEREST EARNED ON :
Interest-bearing deposits
   In other financial
   Institutions                        $    -        $    -          $    -        $   (3)        $    -       $   (3)
Federal funds sold                       (978)          146            (832)          151           (383)        (232)
Taxable securities                      1,412           112           1,524         1,774           (222)       1,552
Tax-exempt securities                    (140)          (51)           (191)         (371)           (76)        (447)
Loans                                   4,624          (176)          4,448         1,346           (225)       1,121
                                       ------        ------          ------        ------          ------       ------
Total interest income                   4,918            31           4,949         2,897           (906)       1,991
                                       ------        ------          ------        ------          ------       ------

INTEREST EXPENSE ON:
Deposits:
   NOW & Money Market                     168           320             488           209             12          221
   Savings                                204            (5)            199           165            (30)         135
   Time                                 1,846           164           2,010         2,094            419        2,513
Short-term borrowings                    (336)          206            (130)       (1,274)          (336)      (1,610)
Long-term debt                            (85)           12             (73)          (62)           (39)        (101)
                                       ------        ------          ------        ------          ------       ------
Total interest expense                  1,797           697           2,494         1,132             26        1,158
                                       ------        ------          ------        ------          ------       ------
 Net interest income                   $3,121       $  (666)         $2,455        $1,765         $ (932)      $  833
                                       ------        ------          ------        ------          ------       ------
                                       ------        ------          ------        ------          ------       ------


SECURITIES
The following table presents the carrying value of securities of the Company by category at year end for each of the past three years.


                                              1997        1996        1995
                                            ---------   ---------   ---------
Available for Sale (at fair value)
    U. S. Treasury Securities               $   8,029   $   9,308   $  12,643
    U. S. government agencies                   3,502       1,796       4,394
    Other                                         300         300         300
                                            ---------   ---------   ---------
      Total available for sale                 11,831      11,404      17,337
                                            ---------   ---------   ---------
Held to Maturity (at amortized cost)
    U. S. Treasury Securities                  24,509      40,194      40,968
    U. S. government agencies                  147,37     127,472     106,661

    Obligations of states and political        32,988      35,758      37,745
                                            ---------   ---------   ---------
      Total held to maturity                  204,870     203,424     185,374
                                            ---------   ---------   ---------
      Total                                $  216,701  $  214,828   $ 202,711
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------


At December 31, 1997, the Company held no securities of any single issuer, other than U. S. Treasury and U.S. government agencies, that exceeded 10% of stockholders' equity.

SECURITIES MATURITIES
The following table shows the relative maturities of securities (at carrying values) held by the Company at December 31, 1997 and the weighted average interest rate for each maturity range. Yields on tax-exempt securities are stated on a fully tax-equivalent basis, assuming a federal income tax rate of 35%.


                                          Available for Sale
                  --------------------------------------------------------------------
                                                                             Weighted
                     U. S.         U. S.                                      Average
                   Treasury      Government        Other                     Interest
                  Securities      Agencies       Securities      Total         Rate
                  ----------     ----------      ----------    ---------     ---------
Under 1 year      $    1,998     $        -      $        -    $   1,998       4.92%
1 to 5 years           6,031          3,502               -        9,533       6.27%
5 to 10 years              -              -               -            -         - %
Over 10 years              -              -             300          300       6.00%
                  ----------     ----------      ----------    ---------
Total             $    8,029     $    3,502      $      300    $  11,831
                  ----------     ----------      ----------    ---------
                  ----------     ----------      ----------    ---------


                                              Held to Maturity
                  --------------------------------------------------------------------
                                                                             Weighted
                     U. S.         U. S.                                      Average
                   Treasury      Government        Other                     Interest
                  Securities      Agencies       Securities      Total         Rate
                  ----------     ----------      ----------    ---------     ---------
Under 1 year      $    8,494     $   24,915      $    3,529    $  36,938         5.31%
1 to 5 years          16,015         94,773          18,999      129,787         6.30%
5 to 10 years              -         26,743          10,360       37,103         6.15%
Over 10 years              -            942             100        1,042         6.13%
                  ----------     ----------      ----------    ---------
Total             $   24,509     $  147,373      $   32,988    $ 204,870
                  ----------     ----------      ----------    ---------
                  ----------     ----------      ----------    ---------

TYPES OF LOANS
Loans represent the principal source of revenue for the banks. Risk is controlled through loan portfolio diversification and the avoidance of credit concentrations. Loans are made primarily within the banks' geographic market areas. The loan portfolio is evenly distributed among commercial, residential real estate, and consumer loans. The banks have no foreign loans, no highly leveraged transactions and no syndicated purchase participations.

COMMERCIAL, COMMERCIAL REAL ESTATE, CONSTRUCTION AND AGRICULTURAL LOANS
This portfolio is comprised primarily of loans to small and mid-sized businesses, and agricultural operations within the banks' local markets. Commercial real estate loans consist of loans made for the purchase of commercial real estate, real estate development projects and loans for other commercial purposes secured by real estate. Average loan size within this portfolio at year-end was $110,000 for commercial and commercial real estate loans, $300,000 for construction loans, and $50,000 for agricultural loans. Total growth in this category was 12.2% from 1996.

RESIDENTIAL REAL ESTATE
This portfolio is comprised of mortgages on 1-4 family residences and residential construction loans primarily for single family homes. This category remained somewhat constant from 1996 to 1997, with a 4.4% increase.

Most residential loans are made on a basis to qualitfy them for sale to the Federal National Mortgage Association (Fannie Mae). In addition to those retained as part of the loan portfolio, the banks provide loan servicing for approximately 900 loans totaling $65 million that have been sold to Fannie Mae. Generally, the decision to retain or sell is based on rates and terms. Most fixed rate loans with 15 or 30 year terms are sold.

CONSUMER LOANS
The consumer loan portfolio consists of direct and indirect automobile loans, revolving credit card lines, and other loans made for consumer purposes. Automobile loans account for 68% of this portfolio. Revolving credit card lines represent 2% of the portfolio. Net loan charge offs for 1997 were .52% of consumer loans outstanding as compared to .36% and .33% for 1996 and 1995, respectively. The increase in 1997 is reflective of a recent national trend in which personal bankruptcies have been on the rise despite high employment levels and a healthy economy. Lending activity is concentrated in the geographic markets served by the banks. This category experienced growth of 19.8% from 1996.

The Company's loan portfolio by major category as of December 31 for each of the past five years is shown below.


                                 1997           1996           1995           1994           1993
                              ----------     ----------     ----------     ----------     ----------
Commercial                    $   90,009     $   81,981     $   79,967     $   91,120     $   82,942
Commercial real estate            91,334         76,354         70,046         68,743         47,417
Construction                      14,106         16,810         16,933          7,775          3,793
Agricultural                      10,769          8,692          8,815          8,485          6,907
Residential real estate          147,625        141,440        123,652        108,277         74,998
Consumer                         172,695        144,162        134,344        141,611        126,273
                              ----------     ----------     ----------     ----------     ----------
Total loans                      526,538        469,439        433,757        426,011        342,330
Less:
   Unearned discount                (158)          (653)        (1,909)        (4,011)        (6,365)
   Allowance for loan losses      (4,437)        (4,414)        (3,931)        (3,082)        (2,722)
                              ----------     ----------     ----------     ----------     ----------
Net Loans                     $  521,943     $  464,372     $  427,917     $  418,918     $  333,243
                              ----------     ----------     ----------     ----------     ----------
                              ----------     ----------     ----------     ----------     ----------
Ratio of net loans to
   Total assets                   60.64%         56.32%         57.06%         60.48%         52.75%


LOAN MATURITIES AND RATE SENSITIVITY
The following sets forth the maturity distribution and interest rate sensitivity of certain loan categories at December 31, 1997.


                                                           Fixed Rate Loans
                                        --------------------------------------------------------
                                                      After One                                      Floating
                                         One year        Through        Over                           Rate        Combined
                                          or Less      Five Years     Five Years         Total        Loans         Total
                                        ----------     ----------     ----------     -----------    ----------     -----------
MATURITY:
  Commercial and
     commercial real estate             $   20,680     $   62,324     $   35,833     $   118,837    $   62,506     $   181,343
  Construction                               2,740          4,333            577           7,650         6,456          14,106
  Agricultural                               6,457          1,072            192           7,721         3,048          10,769
                                        ----------     ----------     ----------     -----------    ----------     -----------
                                        $   29,877     $   67,729     $   36,602     $   134,208    $   72,010     $   206,218
                                        ----------     ----------     ----------     -----------    ----------     -----------
                                        ----------     ----------     ----------     -----------    ----------     -----------


SUMMARY OF LOAN LOSS ACTIVITY
In determining the provision for loan losses, management considers the Company's consistent loan growth and the amount of net charge offs each year. Other factors, such as changes in the loan portfolio mix, delinquency trends, current economic conditions and trends, reviews of larger loans and known problem credits and the results of internal and regulatory loan examinations are also considered by management in assessing the adequacy of the allowance for loan losses. The following table details the component changes in the Company's allowance for loan losses for each of the past five years.


                                     1997           1996           1995           1994           1993
                                   ---------      ---------      ---------      ---------      ---------
Allowance, beginning of year       $   4,414      $   3,931      $   3,082      $   2,722      $   2,649
Loans charged off:
    Commercial                          (227)           (39)           (60)          (592)          (398)
    Commercial real estate                 -              -              -              -           (105)
    Construction                           -              -              -              -              -
    Agricultural                           -              -              -              -              -
    Residential real estate                -              -              -              -              -
    Consumer                          (1,073)          (661)          (586)          (358)          (273)
                                   ---------      ---------      ---------      ---------      ---------
Total loans charged off               (1,300)          (700)          (646)          (950)          (776)
                                   ---------      ---------      ---------      ---------      ---------
Loan Recoveries:
    Commercial                            30             19            145             21             15
    Commercial real estate                 -              -             10              -              -
    Construction                           -              -              -              -              -
    Agricultural                           -              -              -              -              -
    Residential real estate                -              -              -              -              -
    Consumer                             175            140            149            156            147
                                   ---------      ---------      ---------      ---------      ---------
Total loan recoveries                    205            159            304            177            162
                                   ---------      ---------      ---------      ---------      ---------
Net loans charged off                 (1,095)          (541)          (342)          (773)          (614)
Provision for loan losses              1,118          1,024          1,191            830            687
Other additions (1)                        -              -              -            303              -
                                   ---------      ---------      ---------      ---------      ---------
Allowance, end of year             $   4,437      $   4,414      $   3,931      $   3,082      $   2,722
                                   ---------      ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------      ---------
Net loans charged off to
  average loans outstanding            0.22%          0.12%          0.08%          0.21%          0.20%
Allowance for loan losses to
  ending loans outstanding             0.84%          0.94%          0.91%          0.73%          0.81%


(1) Represents increases with the purchase of Plano in 1994.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
The following table presents the allocation of the Company's allowance for loan losses and the percent of each loan category to total loans net of unearned discount at December 31 for the past five years. The total allowance for loan losses is available to absorb losses in any category of loans, notwithstanding management's allocation of the allowance.


                            1997       %      1996      %      1995      %     1994      %     1993      %
                          -------     ---   -------    ---   -------    ---  -------    ---  -------    ---

Commercial                $   799      18    $  795     18    $  747     19   $  678     22   $  680     25
Commercial real estate        665      15       706     16       629     16      493     16      381     14
Construction                  177       4       178      4       157      4       62      2       54      2
Agricultural                   90       2        88      2        79      2       62      2       54      2
Residential real estate     1,109      25     1,280     29     1,100     28      739     24      487     18
Consumer                    1,597      36     1,367     31     1,219     31    1,048     34    1,007     37
Unallocated                     -       -         -      -         -      -        -      -       59      2
                          -------     ---   -------    ---   -------    ---  -------    ---  -------    ---
Total                     $ 4,437     100    $4,414    100    $3,931    100   $3,082    100   $2,722    100
                          -------     ---   -------    ---   -------    ---  -------    ---  -------    ---
                          -------     ---   -------    ---   -------    ---  -------    ---  -------    ---


DEPOSITS
The following table shows the maturity schedule and amounts for the Company's time deposits of $100,000 or more at December 31, 1997.


Under 3 months         $      38,813
3 to 6 months                  5,282
Over 6 to 12 months           18,134
Over 12 months                 8,243
                         -----------
                       $      70,472
                         -----------
                         -----------


3. Exhibits
   2 Merger Agreement dated December 12, 1997 between First National Bank of Joliet and Bank of Lockport, Southwest Suburban Bank and Community
          Bank of Plano.

   3.1a   Articles of Incorporation of First National Bancorp, Inc.
          (incorporated by reference to Appendix III of  Registration Statement
          Form S-4, File No. 0-15123, dated February 17, 1986).

   3.1b   Amendment to the Articles of Incorporation dated March 9, 1988
          (Incorporated by reference to Part IV of Form 10-K for the year ended
          December 31, 1987, File No. 0-15123).

   3.2    By-laws of First National Bancorp, Inc. (incorporated by reference to
          Part IV of Form 10-K for the year ended December 31, 1986, File No. 0-15123).

   3      By-laws of First National Bank of Joliet as revised on March 12, 1998.

   4 Instruments defining rights of security holders (incorporated by reference to pages 31 through 33 of Registration Statement Form S-4,
          File No. 0-15123, dated February 17, 1986).

   4.1    Rights Agreement for Preferred Share Purchase Rights, dated November
          14, 1996 (incorporated by reference to Form 8-A, File No. 0-15123).

   10.1a First National Bank of Joliet Retirement Plan & Trust (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1986, File No. 0-15123).

   10.1b  First National Bank of Joliet Retirement Plan & Trust as Amended
          (incorporated by reference to Part IV of Form 10-K for the year ended
          December 31, 1995, File No. 0-15123).

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

   10.5 Synopsis of computer service contract dated December 11, 1996 between FISERV Solutions, Inc. (service provider) and First National
          Bancorp, Inc. (customer), (incorporated by reference to Part IV of
          Form 10-K for the year ended December 31, 1996,  File No. 0-15123).

   11     Statement re: computation of per share earnings

   13     1997 annual and financial reports to shareholders

   21     Subsidiaries of the Registrant

   22     Notice of Annual Shareholders Meeting of First National Bancorp, Inc.


(b)  Reports on Form 8-K

     There were no events or transactions requiring Form 8-K to be filed during the fourth quarter of 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Joliet, State of Illinois, on this 12th day of March, 1998.


                                               FIRST NATIONAL BANCORP, INC.
                                           -------------------------------------
                                                      (Registrant)



                                        By:    /s/  Kevin T. Reardon
                                           -------------------------------------
                                                         Kevin T. Reardon
                                                       Chairman of the Board
                                                    & Chief Executive Officer



                                        By:    /s/  Albert G. D'Ottavio
                                           -------------------------------------
                                                     Albert G. D'Ottavio
                                                    President & Director
                                                  (Chief Financial Officer)
                                                 Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 12th day of March, 1998 by the following persons on behalf of the registrant in the capacities indicated.




                     Name                                    Title
                     ----                                    -----
   /s/ Kevin T. Reardon                               Chairman of the Board
   --------------------------------------------                and
       Kevin T. Reardon                               Chief Executive Officer

   /s/ Albert G. D'Ottavio                            President and Director
   --------------------------------------------      (Chief Operating Officer)
       Albert G. D'Ottavio                           (Chief Financial Officer)

   /s/ Charles R. Peyla                                     Director
   --------------------------------------------
       Charles R. Payla

   /s/ Watson A. Healy                                      Director
   --------------------------------------------
       Watson A. Healy

   /s/ George H. Buck                                       Director
   --------------------------------------------
       George H. Buck

   /s/ Walter F. Nolan                                      Director
   --------------------------------------------
       Walter F. Nolan