Form 10-Q
period 1998-03-31
FIRST NATIONAL BANCORP INC /IL/
filed 1998-05-08
CIK 788783

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                                 --------------------


               (X)  Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                         For the period ended March 31, 1998

                                          or

              ( )  Transition Report Pursuant to Section 13 of 15(d) of
                         the Securities Exchange Act of 1934
                    For the transition period from _____ to _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,431,804 shares of the Company's Common Stock ($10.00 par value) were outstanding as of May 1, 1998.

                     FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                                       CONTENTS


Part I. Financial Information

  Item 1. Financial Statements                                            Page

    a.   Condensed Consolidated Balance Sheets                            1

    b.   Condensed Consolidated Statements of Income                      2

    c.   Condensed Consolidated Statements of Stockholders' Equity        3
         and Other Comprehensive Income
    d.   Condensed Consolidated Statements of Cash Flows                  4

    e.   Notes to Condensed Consolidated Financial Statements             5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9


Part II.  Other Information

   Item 1.  Legal Proceedings                                            15

   Item 2.  Changes in Securities                                        15

   Item 3.  Defaults upon Senior Securities                              15

   Item 4.  Submission of Matters to a Vote of Security Holders          15

   Item 5.  Other Information                                            15

   Item 6.  Exhibits and Reports on Form 8-K                             15

           Signature Page                                                16

                                                                       Page 1
                          PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)


                                                                       March 31,          December 31,
                                                                         1998                 1997
                                                                      (Unaudited)
                                                                      -----------         ------------
ASSETS
Cash and due from banks                                                 $31,513             $34,591
Federal funds sold                                                       66,700              50,800
Securities available-for-sale                                            12,062              11,831
Securities held-to-maturity (Fair value of $181,771 and
  $206,269 at March 31,1998 and December 31,1997)                       180,324             204,870

Loans, net of unearned discount                                         523,227             526,380
Allowance for loan losses                                                (4,391)             (4,437)
                                                                      -----------         ------------
     Loans, net                                                         518,836             521,943

Premises and equipment, net                                              18,747              18,840
Accrued interest and other assets                                         7,300               8,392
Intangibles,net                                                           9,238               9,489
                                                                      -----------         ------------
TOTAL ASSETS                                                           $844,720            $860,756
                                                                      -----------         ------------
                                                                      -----------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Demand, non-interest bearing                                        $123,268            $129,243
   NOW accounts                                                          73,320              78,660
   Money Market accounts                                                 33,664              37,086
   Savings                                                              174,038             165,341
   Time deposits, $100,000 and over                                      69,110              70,472
   Other time deposits                                                  242,538             245,354
                                                                      -----------         ------------
     Total Deposits                                                     715,938             726,156
                                                                      -----------         ------------

Short-term borrowings                                                    38,423              46,207
Long-term debt                                                            4,692               4,817
Accrued interest and other liabilities                                    7,005               6,631
                                                                      -----------         ------------
     Total Liabilities                                                  766,058             783,811
                                                                      -----------         ------------

STOCKHOLDERS' EQUITY
Preferred stock                                                               -                   -
Common stock                                                             24,318              24,318
Retained earnings                                                        54,310              52,607
Accumulated other comprehensive income                                       34                  20
                                                                      -----------         ------------
     Total Stockholders' Equity                                          78,662              76,945
                                                                      -----------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $844,720            $860,756
                                                                      -----------         ------------
                                                                      -----------         ------------


See Notes to Condensed Consolidated Financial Statements.

                                                                        Page 2

                             FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                         (Dollars in thousands, except per share data)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                         1998                 1997
                                                                        -------             -------
INTEREST INCOME:
 Loans                                                                  $11,472             $10,134
 Securities:
  Taxable                                                                 2,701               3,000
  Tax-exempt                                                                435                 484
 Federal funds sold                                                         694                 638
                                                                        -------             -------
   Total interest income                                                 15,302              14,256
                                                                        -------             -------

INTEREST EXPENSE:
 Deposits                                                                 6,129               5,721
 Short-term borrowings                                                      561                 588
 Long-term debt                                                              97                 136
                                                                        -------             -------
   Total interest expense                                                 6,787               6,445
                                                                        -------             -------

Net interest income                                                       8,515               7,811

Provision for loan losses                                                   309                 202
                                                                        -------             -------
Net interest income after provision for loan losses                       8,206               7,609
                                                                        -------             -------

NONINTEREST INCOME:
 Trust department income and farm management income                         320                 299
 Service fees                                                             1,205               1,012
 Securities gains, net                                                       59                   1
 Other income                                                               118                 102
                                                                        -------             -------
   Total noninterest income                                               1,702               1,414
                                                                        -------             -------
NONINTEREST EXPENSES:
 Salaries and employee benefits                                           3,283               3,003
 Occupancy and equipment expense                                            791                 736
 Data processing expense                                                    280                 187
 Amortization of intangibles                                                251                 268
 Other expenses                                                           1,355               1,178
                                                                        -------             -------
   Total noninterest expenses                                             5,960               5,372
                                                                        -------             -------

INCOME BEFORE INCOME TAXES                                                3,948               3,651

 Income tax expense                                                       1,333               1,200
                                                                        -------             -------

NET INCOME                                                               $2,615              $2,451
                                                                        -------             -------
                                                                        -------             -------
Earnings per common share                                                 $1.08               $1.01
                                                                        -------             -------
                                                                        -------             -------
Weighted average number of shares outstanding                         2,431,804           2,431,804
                                                                        -------             -------
                                                                        -------             -------
See Notes to Condensed Consolidated Financial Statements.

                                                                        Page 3

                           FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   AND OTHER COMPREHENSIVE INCOME
                                            (Unaudited)
                                      (Dollars in thousands)


                                                             Comprehensive Income         Stockholders' Equity
                                                              Three Months Ended            Three Months Ended
                                                                   March 31,                    March 31,
                                                               1998        1997            1998          1997
                                                             --------   ----------       ----------   ---------
COMMON STOCK:
 Beginning and end of period                                                              $24,318       $12,159
                                                                                          ---------   ---------

ADDITIONAL PAID-IN CAPITAL:
 Beginning and end of period                                                                   -          8,846
                                                                                          ----------   --------

RETAINED EARNINGS:
 Beginning of period                                                                       52,607        50,394
 Net income                                                    $2,615       $2,451          2,615         2,451
 Cash dividends declared                                                                     (912)       (1,824)
                                                                                          -----------   -------
 End of period                                                                             54,310        51,021
                                                                                          -----------   -------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
 Beginning of period unrealized gains (losses)
  on securities, net of income taxes                                                           20            (8)
 Unrealized holding gains (losses) on securities
  arising during period, net of income taxes                       13          (24)
 Reclassification adjustment for gains (losses) on
  securities and premiums/discounts
  included in net income, net of income taxes                       1            2
                                                               ---------   --------
 Other comprehensive income                                        14          (22)            14           (22)
                                                               ---------   ---------      -----------   -------
 End of period accumulated  other comprehensive income                                         34           (30)
                                                                                          -----------   -------
 COMPREHENSIVE INCOME                                          $2,629       $2,429
                                                               --------   ---------
                                                               --------   ---------
TOTAL STOCKHOLDERS' EQUITY                                                                $78,662       $71,996
                                                                                          -----------   -------
                                                                                          -----------   -------

                                                                        Page 4

                             FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                      (Dollars in Thousands)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                          1998                1997
                                                                        --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                              $2,615              $2,451
 Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation                                                             419                 354
   Provision for loan losses                                                309                 202
   Amortization of securities premiums, net of accretion                     11                  21
   Net securities gains                                                     (59)                 (1)
   Net losses (gains) on sale of other real estate                           (2)                  6
   Amortization of intangibles                                              251                 268
   (Increase) decrease in accrued interest and other assets               1,087                 (28)
   Increase in accrued interest and other liabilities                       364                 201
                                                                        --------            --------
    Net cash from operating activities                                    4,995               3,474
                                                                        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Change in federal funds sold, net                                      (15,900)             59,040
 Proceeds from maturities of securities                                  37,094              21,238
 Proceeds from sale of securities                                             -                   -
 Purchase of securities                                                 (12,707)            (62,114)
 Loans made to customers, net of principal collections                    2,798             (11,820)
 Purchase of premises and equipment                                        (326)             (1,211)
 Proceeds from sale of other real estate                                      7                   7
                                                                        --------            --------
   Net cash from investing activities                                    10,966               5,140
                                                                        --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in deposits                                               (10,218)             (7,449)
 Net decrease in short-term borrowings                                   (7,784)             (2,941)
 Principal paid on long-term debt                                          (125)               (250)
 Dividends paid                                                            (912)             (1,824)
                                                                        --------            --------
  Net cash from financing activities                                    (19,039)            (12,464)
                                                                        --------            --------

Net change in cash and due from banks                                    (3,078)             (3,850)

CASH AND DUE FROM BANKS
 Beginning                                                               34,591              35,785
                                                                        --------            --------
 Ending                                                                 $31,513             $31,935
                                                                        --------            --------
                                                                        --------            --------

SUPPLEMENTAL DISCLOSURES
 Cash payments for:
  Interest paid                                                          $6,986              $7,058
  Income taxes                                                                -                   -

See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                 (Unaudited)
          (Table amounts in thousands of dollars, except per share data

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the Company) and its subsidiary, First National Bank of Joliet, (the Bank). All material intercompany items and transactions have been eliminated in consolidation.

During the first quarter 1998, the Company merged Bank of Lockport, Community Bank of Plano, and Southwest Suburban Bank into the First National Bank of Joliet.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet has been derived from the audited financial statements included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 1998. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Earnings per share of common stock is based on weighted average number of shares outstanding during the period.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities available-for-sale at March 31, 1998 and December 31, 1997 are as follows:

                                                   Amortized        Fair
                                                      Cost          Value
                                                   ---------      --------
                    MARCH 31, 1998
U. S. Treasury                                        $7,997        $8,038
U. S. government agencies                              3,001         3,017
Other                                                  1,007         1,007
                                                   ---------      --------
                                                     $12,005       $12,062
                                                   ---------      --------
                                                   ---------      --------

                                                   Amortized        Fair
                                                      Cost          Value
                                                   ---------      --------
                    DECEMBER 31, 1997
U. S. Treasury                                        $7,997        $8,029
U. S. government agencies                              3,501         3,502
Other                                                    300           300
                                                   ---------      --------
                                                     $11,798       $11,831
                                                   ---------      --------
                                                   ---------      --------

The amortized cost and fair value of securities held-to-maturity at March 31, 1998 and December 31, 1997 are as follows:

                                                   Amortized        Fair
                                                      Cost          Value
                                                   ---------      --------
                    MARCH 31, 1998
U. S. Treasury                                       $22,513       $22,656
U. S. government agencies                            126,872       127,205
States and political subdivisions                     30,939        31,910
                                                   ---------      --------
                                                    $180,324      $181,771
                                                   ---------      --------
                                                   ---------      --------

                                                   Amortized        Fair
                                                      Cost          Value
                                                   ---------      --------
                    DECEMBER 31, 1997
U. S. Treasury                                       $24,509       $24,621
U. S. government agencies                            147,373       147,628
States and political subdivisions                     32,988        34,020
                                                   ---------      --------
                                                    $204,870      $206,269
                                                   ---------      --------
                                                   ---------      --------

Securities with a carrying value of $129,000,000 and $150,000,000 at March 31, 1998 and December 31, 1997, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

NOTE 3 - LOANS

The subsidiary bank makes loans to both individuals and commercial entities in a wide variety of industries. Loan terms vary as to interest rate, repayment period, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets served by the subsidiary bank.

The components of loans at March 31, 1998 and December 31, 1997 were as follows:

                                                    March 31,   December 31,
                                                      1998          1997
                                                    ---------   ------------
Commercial and commercial real estate               $184,477      $181,343
Residential real estate                              137,582       147,625
Construction                                          15,102        14,106
Agricultural                                           9,297        10,769
Consumer                                             176,869       172,695
                                                    --------      --------
   Total loans                                       523,327       526,538
Unearned discount                                      (100)         (158)
                                                    --------      --------
   Loans, net of unearned discount                  $523,227      $526,380
                                                    --------      --------
                                                    --------      --------


Impaired loans consist of commercial and commercial real estate loans. Impaired loans amounted to $723,000 at March 31, 1998 and $876,000 at December 31, 1997.

Changes in the allowance for loan losses were as follows:

                                                       1998          1997
                                                      ------        ------
Balance, beginning of year                            $4,437        $4,414
  Provision charged to operations                        309           202
  Loans charged-off                                    (420)         (169)
  Recoveries                                              65            31
                                                      ------        ------
Balance, March 31, 1998 and 1997                      $4,391        $4,478
                                                      ------        ------
                                                      ------        ------

NOTE 4 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which, to varying degrees, involve elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss on commitments to extend credit and standby letters of credit in the event of nonperformance by the customer, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

A summary of the contract amounts of the Bank's exposure to off-balance-sheet risk is as follows:

                                                   March 31,     December 31,
                                                      1998           1997
                                                   --------      ------------
Loan commitments                                    $75,982        $87,612
Standby letters of credit                            20,252         16,629

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Most of the Bank's standby letters of credit are expected to expire without being drawn upon.

NOTE 5 - COMPREHENSIVE INCOME

During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on securities as an addition to (deduction from) net income to arrive at comprehensive income of $2.6 million for the first quarter of 1998, compared to $2.4 million for the first quarter of 1997.

                FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following presents management's discussion and analysis of the results of operations and financial condition of the First National Bancorp, Inc. (the Company) as of the dates and for the periods indicated. This discussion is intended to be read in conjunction with the Company's interim condensed consolidated financial statements and notes thereto.


FINANCIAL CONDITION

Total assets decreased $16,036,000 or 1.86% to $844,720,000 as of March 31, 1998, compared to December 31, 1997. During the first three months of 1998, net loans decreased $3,107,000, down .60% from December 31, 1997. Deposits decreased $10,218,000 during the first three months of 1998, down 1.41% from December 31, 1997. Stockholders' Equity increased $1,717,000, up 2.23% from December 31, 1997.

At March 31, 1998, earning assets were $782,313,000, a decrease of $11,568,000 or 1.5% from $793,881,000 at December 31, 1997. Average earning assets for the three months ended March 31, 1998 were $784,190,000, an increase of $32,692,000, or 4.4% from the same period in 1997, primarily due to an increase of $51,561,000 in the average loan portfolio.

Interest-bearing liabilities were $635,785,000 at March 31, 1998, a decrease of $12,152,000 or 1.9%, from $647,937,000 at December 31, 1997. The decrease was primarily due to a decrease of 6.8% in NOW accounts and a 16.8% decrease in short-term borrowings, both as a result of fluctuations in the balances of seasonal public funds. These decreases were offset in part by an increase of 5.3% in savings deposits.

Average interest-bearing liabilities for the three months ended March 31, 1998 were $640,813,000, an increase of $20,540,000, or 3.3% from the same period in 1997. The increase was primarily due to a 4.4% increase in interest-bearing deposits.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, the Company earned $2,615,000 or $1.08 per share as compared to $2,451,000 or $1.01 per share for the same period in 1997. On a percentage basis, net income for the first quarter of 1998 increased by 6.69% over that of the first quarter of 1997. The Company's annualized return on average assets for the three months ended March 31, 1998 was 1.24% versus 1.22% for the same period in 1997. Annualized return on average equity was 13.59% for the first quarter of 1998 compared to 13.95% for the first quarter of 1997.

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

On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.54% for the three months ended March 31, 1998, as compared to 4.36% for the same period in 1997.

The yield on earning assets increased 22 basis points to 7.91% and the cost of interest bearing liabilities increased 9 basis points to 4.30%. The increase in the yield on earning assets is due primarily to the increase in loan volume. The increase in the cost of interest bearing liabilities is due primarily to a combination of the increase in the volume of time deposits and the increase in rates paid on those deposits.

Net interest income for the three months ended March 31, 1998, increased $685,000 or 8.47% on a tax equivalent basis compared to the same period in 1997. The increase in the volume of earning assets net of interest bearing liabilities produced $402,000 of the net interest income increase while changes in interest rates increased income by $283,000.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on customer deposit accounts and fees earned on trust department services. Total noninterest income was $1,702,000 for the three months ended March 31, 1998, an increase of $288,000, or 20.4%, from the same period in 1997. The ratio of noninterest income to income before taxes was 43.1% and 38.7% for the three months ended March 31, 1998 and 1997, respectively.

The noninterest income increase of $288,000 was primarily attributable to an increase of $104,000 in overdraft and demand deposit service charges as a result of increases in the number of demand deposit accounts. Other increases include $21,000 in trust fees, a $41,000 increase in net gains on the sale of loans, net securities gains increase of $58,000, and an increase of $24,000 in ATM surcharge fees.

NONINTEREST EXPENSE

Noninterest expense increased $588,000, or 10.9%, to $5,960,000 for the three months ended March 31, 1998 as compared to $5,372,000 in the same period in 1997.

Details of noninterest expenses for the three months ended March 31, 1998 and March 31, 1997 are presented in the following schedule:

                                                      1998      1997
                                                      ----      ----
Salaries and employee benefits                       $3,283    $3,003
Occupancy and equipment expense                         791       736
Data processing                                         280       187
FDIC insurance and bank examination assessment           62        58
Printing, stationery, and supplies                      157       146
Postage                                                 144       112
Amortization of intangibles                             251       268
All other expenses                                      992       862
                                                     ------    ------
Total noninterest expense                            $5,960    $5,372
                                                     ------    ------
                                                     ------    ------

Salaries and employee benefits represented the largest category of noninterest expense, accounting for 55.1% of total noninterest expense for the three months ended total March 31, 1998 total versus 55.9% in the same period in 1997. Salaries and employee benefits increased $280,000, or 9.3%, for the three months ended March 31, 1998 over the same period in 1997. The increase is primarily due to an 8.2% increase in the average full-time equivalent number of employees at the company.

NONPERFORMING LOANS

Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

As of March 31, 1998, the Company's nonperforming loans were $3,503,000 compared to $2,105,000 at December 31, 1997. The increase is attributable to an increase of $1,057,000 in nonperforming real estate loans, and an increase of $460,000 in nonperforming consumer loans, offset by a decrease of $216,000 in nonperforming commercial loans. The Company's ratio of nonperforming loans to total loans was .67% at March 31, 1998, compared to .40% at December 31, 1997. Impaired loans amounted to $723,000 at March 31, 1998 and $876,000 at December 31, 1997.

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

The allowance for loan losses decreased $46,000 for the three month period ended March 31, 1998 to $4,391,000, which represented .84% of total loans, net of unearned income. At December 31, 1997, the allowance for loan losses represented .84% of such loan balances.

CAPITAL RESOURCES

Stockholders' equity was $78,662,000 at March 31, 1998, an increase of $1,717,000, or 2.2% over December 31, 1997. At March 31, 1998, stockholders' equity represented 9.31% of total assets compared to 8.94% at December 31, 1997.

Under rules adopted by federal bank regulatory agencies, bank holding companies and financial institutions are subject to risk based capital measurements. These regulations establish minimum levels for risk-based Tier I Capital and Total Capital ratios and the leverage ratio. The parent company (on a consolidated basis) and its subsidiary bank currently are considered well capitalized and exceed the capital requirements established by federal bank regulatory agencies.

The Company's consolidated actual capital ratios at March 31, 1998 and December 31, 1997 are summarized below:

                                                   March 31,    December 31,
                                                     1998          1997
                                                     ----          ----
Total Capital to risk-weighted assets               13.23%        12.87%

Tier I Capital to risk-weighted assets              12.45%        12.09%

Tier I Capital to average assets                     8.32%         8.01%


YEAR 2000

The Company has conducted a review of its computer systems for those that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company has been in continual contact with its data processing providers on Year 2000 issues, and does not anticipate significant problems.

MARKET RISK

The company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarily limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiaries. Except for a term note borrowing of $2.175 million payable to another financial institution that accrues interest based on the London Interbank Offered Rate, the Company's exposure to interest rate risk results from changes in either the short-term U.S. prime interest rate or the rates offered for short and medium term bonds and notes of the U.S. Treasury. The following table presents the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits, short-term borrowings and long-term debt at March 31, 1998 fair value amounts.


                                Expected Maturity Amounts for Years Ending March 31,
                                ----------------------------------------------------
                                                         2001                           Fair
                                                        Through   After                Value
                                     1999      2000      2003     2003      Total      Total
                                     ----      ----      ----     ----      -----      -----
ASSETS
Securities, fixed rate
  Available-for-sale                $6,999        -     $3,999    $1,007   $ 12,005   $ 12,062
  Average interest rate              5.72%        -      6.47%     6.00%      5.99%

  Held-to-maturity                  42,189     7,049    85,537    45,549    180,324    181,771
  Average interest rate              5.36%     6.15%     6.23%     6.18%      6.01%

Loans, fixed rate (1)               95,702    56,918   160,588    87,265    400,473    401,051
  Average interest rate              8.71%     8.75%     8.90%     8.29%      8.70%

LIABILITIES
NOW, money market and
  savings deposits (2)             281,022         -         -         -    281,022    281,022
  Average interest rate              8.71%         -         -         -      8.71%

Time deposits, fixed rate          273,137    22,293    16,213         5    311,648    312,490
  Average interest rate              5.47%     5.79%     6.06%     6.64%      5.52%

Short-term borrowings, fixed rate   38,423         -         -         -     38,423     38,423
  Average interest rate              5.29%         -         -         -      5.29%

Long-term debt, variable rate        1,634     3,058         -         -      4,692      4,692
  Average interest rate              8.23%     7.80%         -         -      7.95%


(1)Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)NOW and savings accounts are fixed rates deposits whereas money market accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending March 31, 1998, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
  REFORM ACT OF 1995

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words believe, expect, intend, anticipate, estimate, project or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

SUPERVISION AND REGULATION

YEAR 2000

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedngs to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to their respective businesses.


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





                          FIRST NATIONAL BANCORP, INC.

                                 (REGISTRANT)

                               DATE: MAY 6, 1998






/s/ Kevin T. Reardon                                /s/ Albert G. D'Ottavio
--------------------------                          ---------------------------
Kevin T. Reardon                                    Albert G. D'Ottavio
Chairman of the Board                               President
Chief Executive Officer                             Principal Accounting Officer
                                                    &  Chief Financial Officer