Form 10-Q
period 1998-06-30
FIRST NATIONAL BANCORP INC /IL/
filed 1998-08-13
CIK 788783

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

                                ____________________


              (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                         For the period ended June 30, 1998

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

                               YES  X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,431,804 shares of the Company's Common Stock ($10.00 par value) were outstanding as of August 1, 1998.

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

                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                     FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)

                                                             June 30,
                                                               1998        December 31,
                                                            (Unaudited)        1997
                                                            -----------    ------------
ASSETS
Cash and due from banks                                       $ 37,503       $ 34,591
Federal funds sold                                              89,100         50,800
Securities available-for-sale                                   11,556         11,831
Securities held-to-maturity (Fair value of $181,206 and
  $206,269 at June 30,1998 and December 31,1997)               179,984        204,870

Loans, net of unearned discount                                532,825        526,380
Allowance for loan losses                                       (4,563)        (4,437)
                                                              --------       --------
  Loans, net                                                   528,262        521,943

Premises and equipment, net                                     18,485         18,840
Accrued interest and other assets                                8,142          8,392
Intangibles, net                                                 8,987          9,489
                                                              --------       --------

TOTAL ASSETS                                                  $882,019       $860,756
                                                              --------       --------
                                                              --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand, non-interest bearing                                $126,368       $129,243
  NOW accounts                                                  93,433         78,660
  Money Market accounts                                         38,435         37,086
  Savings                                                      174,965        165,341
  Time deposits, $100,000 and over                              63,227         70,472
  Other time deposits                                          237,156        245,354
                                                              --------       --------
  Total Deposits                                               733,584        726,156

Short-term borrowings                                           56,460         46,207
Long-term debt                                                   4,567          4,817
Accrued interest and other liabilities                           7,100          6,631
                                                              --------       --------
  Total Liabilities                                            801,711        783,811
                                                              --------       --------

STOCKHOLDERS' EQUITY
Preferred stock                                                   -              -
Common stock                                                    24,318         24,318
Retained earnings                                               55,959         52,607
Accumulated other comprehensive income                              31             20
                                                              --------       --------
  Total Stockholders' Equity                                    80,308         76,945
                                                              --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $882,019       $860,756
                                                              --------       --------
                                                              --------       --------

See Notes to Condensed Consolidated Financial Statements.

                     FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                    (Dollars in thousands, except per share data)

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            1998         1997          1998         1997
                                                          ---------    ---------    ---------    ---------
INTEREST INCOME:
  Loans                                                     $11,540      $10,662      $23,012      $20,796
  Securities:
    Taxable                                                   2,612        3,434        5,313        6,434
    Tax-exempt                                                  430          484          865          968
  Federal funds sold                                            834          111        1,528          749
                                                          ----------------------    ----------------------
    Total interest income                                    15,416       14,691       30,718       28,947
                                                          ----------------------    ----------------------

INTEREST EXPENSE:
  Deposits                                                    6,059        5,787       12,188       11,508
  Short-term borrowings                                         568          477        1,129        1,065
  Long-term debt                                                 94          196          191          332
                                                          ----------------------    ----------------------
    Total interest expense                                    6,721        6,460       13,508       12,905
                                                          ----------------------    ----------------------

Net interest income                                           8,695        8,231       17,210       16,042

Provision for loan losses                                       375          228          684          430
                                                          ----------------------    ----------------------

Net interest income after provision for loan losses           8,320        8,003       16,526       15,612
                                                          ----------------------    ----------------------

NONINTEREST INCOME:
  Trust department income and farm management income            269          235          589          534
  Service fees                                                1,300        1,097        2,505        2,109
  Securities gains, net                                          15          -             74            1
  Other income                                                  148          111          266          213
                                                          ----------------------    ----------------------
    Total noninterest income                                  1,732        1,443        3,434        2,857
                                                          ----------------------    ----------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                              3,309        3,018        6,592        6,021
  Occupancy and equipment expense                               854          752        1,645        1,488
  Data processing expense                                       379          255          659          442
  Amortization of intangibles                                   251          251          502          519
  Other expenses                                              1,417        1,306        2,772        2,484
                                                          ----------------------    ----------------------
    Total noninterest expenses                                6,210        5,582       12,170       10,954
                                                          ----------------------    ----------------------

INCOME BEFORE INCOME TAXES                                    3,842        3,864        7,790        7,515

  Income tax expense                                          1,281        1,229        2,614        2,429
                                                          ----------------------    ----------------------

NET INCOME                                                  $ 2,561      $ 2,635      $ 5,176      $ 5,086
                                                          ----------------------    ----------------------
                                                          ----------------------    ----------------------

Earnings per common share                                   $  1.05      $  1.08      $  2.13      $  2.09
                                                          ----------------------    ----------------------
                                                          ----------------------    ----------------------

Weighted average number of shares outstanding             2,431,804    2,431,804    2,431,804    2,431,804
                                                          ----------------------    ----------------------
                                                          ----------------------    ----------------------

See Notes to Condensed Consolidated Financial statements.

                     FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND OTHER COMPREHENSIVE INCOME
                                    (Unaudited)
                                (Dollars in thousands)

                                                        Comprehensive Income   Stockholders' Equity
                                                          Six Months Ended       Six Months Ended
                                                               June 30,               June 30,
                                                          1998        1997       1998        1997
                                                          ----        ----       ----        ----
COMMON STOCK:
  Beginning of period                                                          $24,318     $12,159
  2-for-1stock split effected in the form of a 100%
    stock dividend                                                                -         12,159
                                                                               --------------------
  End of period                                                                 24,318      24,318
                                                                               --------------------

ADDITIONAL PAID-IN CAPITAL:
  Beginning of period                                                             -          8,846
  2-for-1stock split effected in the form of a 100%
    stock dividend                                                                -         (8,846)
                                                                               --------------------
  End of period                                                                   -            -
                                                                               --------------------

RETAINED EARNINGS:
  Beginning of period                                                           52,607       50,394
  Net income                                             $5,176      $5,086      5,176        5,086
  2-for-1stock split effected in the form of a 100%
    stock dividend                                                                -          (3,313)
  Cash dividends declared                                                       (1,824)      (2,432)
                                                                               --------------------
  End of period                                                                 55,959       49,735
                                                                               --------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Beginning of period unrealized gains (losses)
    on securities, net of income taxes                                              20          (8)
  Unrealized holding gains (losses) on securities
    arising during period, net of income taxes               10           3
  Reclassification adjustment for gains (losses) on
    securities and premiums/discounts included in net
    income, net of income taxes                               1           2
                                                         ------------------
  Other comprehensive income                                 11           5         11           5
                                                         ------------------    --------------------
  End of period accumulated other comprehensive income                              31          (3)
                                                                               --------------------
  COMPREHENSIVE INCOME                                   $5,187      $5,091
                                                         ------------------
                                                         ------------------

TOTAL STOCKHOLDERS' EQUITY                                                     $80,308     $74,050
                                                                               --------------------
                                                                               --------------------

                     FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in Thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                       1998        1997
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $ 5,176      $ 5,086
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                         843          715
    Provision for loan losses                                            684          430
    Amortization of securities premiums, net of accretion                 28           31
    Net securities gains                                                 (74)          (1)
    Net losses (gains) on sale of other real estate                       (2)           6
    Amortization of intangibles                                          502          519
    (Increase) decrease in accrued interest and other assets             346       (1,330)
    Increase (decrease) in accrued interest and other liabilities        461         (498)
                                                                     ---------------------
      Net cash from operating activities                               7,964        4,958
                                                                     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in federal funds sold, net                                  (38,300)      60,082
  Proceeds from maturities of securities                              79,070       34,148
  Proceeds from sale of securities                                       -           -
  Purchase of securities                                             (53,844)     (66,607)
  Loans made to customers, net of principal collections               (7,104)     (36,391)
  Purchase of premises and equipment                                    (488)      (1,445)
  Proceeds from sale of other real estate                                  7            7
                                                                     ---------------------
      Net cash from investing activities                             (20,659)     (10,206)
                                                                     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                             7,428        8,391
  Net increase (decrease) in short-term borrowings                    10,253       (2,881)
  Principal paid on long-term debt                                      (250)        (375)
  Dividends paid                                                      (1,824)      (2,432)
                                                                     ---------------------
  Net cash from financing activities                                  15,607        2,703
                                                                     ---------------------
      Net change in cash and due from banks                            2,912       (2,545)

CASH AND DUE FROM BANKS
  Beginning                                                           34,591       35,785
                                                                     ---------------------
  Ending                                                             $37,503      $33,240
                                                                     ---------------------
                                                                     ---------------------

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid                                                    $12,964      $13,658
    Income taxes                                                       2,187        2,151

See Notes to Condensed Consolidated Financial Statements.

                    FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                          NOTES TO CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (Unaudited)
           (Table amounts in thousands of dollars, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First National Bancorp, Inc.(the Company) and its subsidiary, First National Bank of Joliet, (the Bank). All material intercompany items and transactions have been eliminated in consolidation.

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 1998. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

Earnings per share of common stock is based on weighted average number of shares outstanding during the period.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities available-for-sale at June 30, 1998 and December 31, 1997 are as follows:

                                       Amortized        Fair
                                         Cost           Value
                                         ----           -----
          JUNE 30, 1998
U. S. Treasury                          $ 7,497         $ 7,534
U. S. government agencies                 3,000           3,015
Other                                     1,007           1,007
                                       --------        --------
                                        $11,504         $11,556
                                       --------        --------
                                       --------        --------


                                       Amortized        Fair
                                         Cost           Value
                                         ----           -----
          DECEMBER 31, 1997
U. S. Treasury                          $ 7,997         $ 8,029
U. S. government agencies                 3,501           3,502
Other                                       300             300
                                       --------        --------
                                        $11,798         $11,831
                                       --------        --------
                                       --------        --------

The amortized cost and fair value of securities held-to-maturity at June 30, 1998 and December 31, 1997 are as follows:


                                       Amortized        Fair
                                         Cost           Value
                                         ----           -----
          JUNE 30, 1998
U. S. Treasury                         $ 21,518        $ 21,653
U. S. government agencies               127,273         127,506
States and political subdivisions        31,193          32,047
                                       --------        --------
                                       $179,984        $181,206
                                       --------        --------
                                       --------        --------


                                       Amortized        Fair
                                         Cost           Value
                                         ----           -----
          DECEMBER 31, 1997
U. S. Treasury                         $ 24,509        $ 24,621
U. S. government agencies               147,373         147,628
States and political subdivisions        32,988          34,020
                                       --------        --------
                                       $204,870        $206,269
                                       --------        --------
                                       --------        --------


Securities with a carrying value of $146,000,000 and $150,000,000 at June 30, 1998 and December 31, 1997, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

The components of loans at June 30, 1998 and December 31, 1997 were as follows:

                                                      June 30,      December 31,
                                                        1998           1997
                                                        ----           -----
Commercial and commercial real estate                 $179,847        $181,343
Residential real estate                                140,080         147,625
Construction                                            18,308          14,106
Agricultural                                             9,848          10,769
Consumer                                               184,806         172,695
                                                      --------        ---------
  Total loans                                          532,889         526,538
Unearned discount                                          (64)           (158)
                                                      --------        ---------
  Loans, net of unearned discount                     $532,825        $526,380
                                                      --------        ---------
                                                      --------        ---------


Impaired loans consist of commercial and commercial real estate loans. Impaired loans amounted to $1,359,000 at June 30, 1998 and $876,000 at December 31, 1997.

Changes in the allowance for loan losses were as follows:

                                                        1998           1997
                                                        ----           -----
Balance, beginning of year                             $4,437         $4,414
  Provision charged to operations                         684            430
  Loans charged-off                                      (678)          (509)
  Recoveries                                              120             77
                                                       -------        -------
Balance, June 30, 1998 and 1997                        $4,563         $4,412
                                                       -------        -------
                                                       -------        -------


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

A summary of the contract amounts of the Bank's exposure to off-balance-sheet risk is as follows:

                                                      June 30,      December 31,
                                                        1998           1997
                                                        ----           -----
Loan commitments                                      $63,539         $87,612
Standby letters of credit                              16,115          16,629


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

NOTE 5 - COMPREHENSIVE INCOME

During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on securities available-for-sale as an addition to (deduction from) net income to arrive at comprehensive income of $5.2 million for the first six months of 1998, compared to $5.1 million for the first six months of 1997.

                    FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the results of operations and financial condition of the First National Bancorp, Inc. (the "Company") as of the dates and for the periods indicated. This discussion is intended to be read in conjunction with the Company's interim condensed consolidated financial statements and notes thereto.

FINANCIAL CONDITION

Total assets increased $21,263,000 or 2.47% to $882,019,000 as of June 30, 1998, compared to December 31, 1997. During the first six months of 1998, net loans increased $6,319,000, up 1.21% from December 31, 1997. Deposits increased $7,428,000 during the first six months of 1998, up 1.02% from December 31, 1997. Stockholders' Equity increased $3,363,000, up 4.37% from December 31, 1997.

At June 30, 1998, earning assets were $813,465,000, an increase of $19,584,000 or 2.47% from $793,881,000 at December 31, 1997. Average earning assets for the three months ended June 30, 1998 were $788,156,000, an increase of $33,016,000, or 4.4% from the same period in 1997, primarily due to an increase of $36,194,000 in the average loan portfolio.

Interest-bearing liabilities were $668,243,000 at June 30, 1998, an increase of $20,306,000 or 3.1%, from $647,937,000 at December 31, 1997. The increase was primarily due to an increase of 18.8% in NOW accounts and a 22.2% increase in short-term borrowings, both as a result of fluctuations in the balances of seasonal public funds. These increases were offset in part by a decrease of 4.9% in time deposits.

Average interest-bearing liabilities for the three months ended June 30, 1998 were $642,682,000, an increase of $22,002,000, or 3.5% from the same period in 1997. The increase was primarily due to a 3.7% increase in interest-bearing deposits and a 6.0% increase in short-term borrowings.

RESULTS OF OPERATIONS

For the three months ended June 30, 1998, the Company earned $2,561,000 or $1.05 per share as compared to $2,635,000 or $1.08 per share for the same period in 1997. On a percentage basis, net income for the second quarter of 1998 decreased by 2.8% over that of the second quarter of 1997. The Company's annualized return on average assets for the three months ended June 30, 1998 was 1.19% versus 1.28% for the same period in 1997. Annualized return on average equity was 12.9% for the second quarter of 1998 compared to 14.4% for the second quarter of 1997.

For the six months ended June 30, 1998, the Company earned $5,176,000 or $2.13 per share as compared to $5,086,000 or $2.09 per share for the same period in 1997. During this period, net income increased 1.8% over the same period in 1997. The Company's annualized return on average assets for the six months ended June 30, 1998 was 1.2% versus 1.2% for the same period in 1997. Annualized return on average equity was 13.2% for the six months ended June 30, 1998 compared to 14.2% for the same period in 1997.

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

On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.55% for the three months ended June 30, 1998, as compared to 4.52% for the same period in 1997.

The yield on earning assets increased 5 basis points to 7.85% and the cost of interest bearing liabilities increased 2 basis points to 4.19%. The increase in the yield on earning assets is due primarily to the increase in loan volume. The increase in the cost of interest bearing liabilities is due primarily to a combination of the increase in the volume of NOW public accounts and repurchase agreements and the increase in rates paid on those funds.

Tax equivalent net interest income for the three months ended June 30, 1998, increased $432,000 or 5.1% compared to the same period in 1997. The increase in the volume of earning assets net of interest bearing liabilities produced $366,000 of the net interest income increase while changes in interest rates increased income by $66,000.

For the six months ended June 30, 1998, on a tax equivalent basis, the Company's net interest income expressed as a percentage of average interest earning assets was 4.54% as compared to 4.44% for the same period in 1997.
The yield on earning assets increased 13 basis points to 7.88% and the cost of interest bearing liabilities increased 5 basis points to 4.24%. Tax equivalent net interest income for the six months ended June 30, 1998 increased $1,117,000 or 6.7% compared to the same period in 1997. The increase in the volume of earning assets net of interest bearing liabilities produced $769,000 of the net interest income increase while changes in interest rates increased income by $348,000.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on customer deposit accounts and fees earned on trust department services. Total noninterest income was $1,732,000 for the three months ended June 30, 1998, an increase of $289,000, or 20.0%, from the same period in 1997. The ratio of noninterest income to income before taxes was 45.1% and 37.3% for the three months ended June 30, 1998 and 1997, respectively.

The noninterest income increase of $289,000 was primarily attributable to an increase of $121,000 in overdraft and demand deposit service charges as a result of increases in the number of demand deposit accounts. Other increases include $34,000 in trust fees, a $75,000 increase in net gains on the sale of loans, net securities gains increase of $15,000, and an increase of $45,000 in ATM surcharge fees.

For the six months ended June 30, 1998, total noninterest income was $3,434,000 an increase of $577,000 or 20.2% from the same period in 1997. The increase occurred primarily in overdraft and deposit sevice fees and securities gains. The year-to-date ratio of noninterest income to income before income taxes was 44.1% and 38.0% for 1998 and 1997 respectively.

NONINTEREST EXPENSE

Noninterest expense increased $628,000, or 11.2%, to $6,210,000 for the three months ended June 30, 1998 as compared to $5,582,000 in the same period in 1997.

Salaries and employee benefits represented the largest category of noninterest expense, accounting for 53.3% of total noninterest expense for the three months ended total June 30, 1998 total versus 54.1% in the same period in 1997. Salaries and employee benefits increased $291,000, or 9.6%, for the three months ended June 30, 1998 over the same period in 1997. The increase is primarily due to an 3.1% increase in the average full-time equivalent number of employees at the company and general pay increases.

For the six months ended June 30, 1998, noninterest expense increased $1,216,000 or 11.1% to $12,170,000 as compared to $10,954,000 for the same period in 1997. Year-to-date June 30, 1998 salaries and employee benefits increased $571,000 or 9.5% over the same period in 1997. Salaries and employee benefits represented 54.2% of the total noninterest expense for the six months ended June 30, 1998 versus 55.0% for the same period in 1997.

Details of noninterest expenses for the three months ended June 30, 1998 and 1997 and six months ended June 30, 1998 and 1997 are presented in the following schedule:

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                              1998        1997           1998       1997
                                             ------      ------        -------    -------
Salaries and employee benefits               $3,309      $3,018        $ 6,592    $ 6,021
Occupancy and equipment expense                 854         752          1,645      1,488
Data processing                                 379         255            659        442
FDIC insurance and bank exam assessment          57          61            119        119
Printing, stationery, and supplies              161         138            318        284
Postage                                         109         121            253        233
Amortization of intangibles                     251         251            502        519
All other expenses                            1,090         986          2,082      1,848
                                             ------------------        ------------------

Total noninterest expense                    $6,210      $5,582        $12,170    $10,954
                                             ------------------        ------------------
                                             ------------------        ------------------

NONPERFORMING LOANS

Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

As of June 30, 1998, the Company's nonperforming loans were $4,232,000 or .79% of total loans compared to $2,105,000 or .40% of total loans at December 31, 1997. The increase is attributable to an increase of $676,000 in nonperforming real estate loans, an increase of $1,003,000 in nonperforming consumer loans, and an increase of $448,000 in nonperforming commercial loans. Impaired loans amounted to $1,359,000 at June 30, 1998, and $876,000 at December 31, 1997.

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

The allowance for loan losses increased $126,000 for the six month period ended June 30, 1998 to $4,563,000, which represented .86% of total loans, net of unearned income. At December 31, 1997, the allowance for loan losses represented .84% of such loan balances.

CAPITAL RESOURCES

Stockholders' equity was $80,308,000 at June 30, 1998, an increase of $3,363,000, or 4.4% over December 31, 1997. At June 30, 1998, stockholders' equity represented 9.11% of total assets compared to 8.94% at December 31, 1997.

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

The Company's consolidated actual capital ratios at June 30, 1998 and December 31, 1997 are summarized below:

                                                    June 30,     December 31,
                                                      1998           1997
                                                    --------     ------------
Total Capital to risk-weighted assets                13.34%         12.87%

Tier I Capital to risk-weighted assets               12.55%         12.09%

Tier I Capital to average assets                      8.48%          8.01%

YEAR 2000

Many current computer programs use only two digits to identify the calendar year in the date field. These programs were designed and developed with little or no consideration of the upcoming change in the century. If not rectified, many computer applications could fail or incur errors when the Year 2000 arrives. The Year 2000 issue affects nearly all companies. The federal banking regulators have issued several statements providing guidance to financial institutions on steps the regulators expect financial institutions to take to ensure Year 2000 compliance.

The Company is taking a proactive approach to this problem and is evaluating the impact of the Year 2000 issue on its computer systems and software applications. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks and workstations.

The Company has developed a strategic plan for Year 2000 compliance which is being administered by a committee comprised of individuals from all functional areas of the Company as well as being reviewed by senior management and the board of directors. The plan follows guidelines set forth by the Federal Financial Institutions Examinations Council (FFEIC).

The Company's data processing provider and other vendors have been contacted and have indicated that they expect their hardware and software will be Year 2000 compliant by the end of 1998. This will allow time for testing compliance. In addition, alarms, heating and cooling systems, and other computer controlled mechanical devices which the Company relies on will be evaluated.

While there will be some expenses incurred during this process, the Company has not identified any situations that will require material cost expenditures in order to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers. The Company has started a program to communicate with key customers to ensure that they are aware of and are properly prepared for the Year 2000.

MARKET RISK

The company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarily limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiaries. Except for a term note borrowing of $2.050 million payable to another financial institution that accrues interest based on the London Interbank Offered Rate, the Company's exposure to interest rate risk results from changes in either the short-term U.S. prime interest rate or the rates offered for short and medium term bonds and notes of the U.S. Treasury. The following table presents the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits, short-term borrowings and long-term debt at June 30, 1998 fair value amounts.

                                         Expected Maturity Amounts for Years Ending June 30,
                                       -------------------------------------------------------
                                                                2001                              Fair
                                                               Through     After                  Value
                                         1999        2000       2003        2003       Total      Total
                                       ---------   --------   ---------   --------   ---------   --------
ASSETS
Securities, fixed rate
  Available-for-sale                   $  6,498       -       $  3,999    $ 1,007    $ 11,504    $ 11,556
  Average interest rate                    5.77%      -           6.47%      6.00%       6.03%

  Held-to-maturity                       36,099    $11,315      83,382     49,188     179,984     181,206
  Average interest rate                    5.36%      6.21%       6.21%      6.13%       6.02%

Loans, fixed rate (1)                    97,699     54,039     169,897     85,862     407,497     407,519
  Average interest rate                    8.74%      8.83%       8.74%      8.25%       8.65%

LIABILITIES
NOW, money market and
  savings deposits (2)                  306,833       -           -          -        306,833     306,833
  Average interest rate                    2.64%      -           -          -           2.64%

Time deposits, fixed rate               262,947     22,622      14,814       -        300,383     301,071
  Average interest rate                    5.44%      5.85%       5.92%      -           5.50%

Short-term borrowings, fixed rate        56,460       -           -          -         56,460      56,460
  Average interest rate                    5.40%      -           -          -           5.40%

Long-term debt, variable rate             1,634      2,933        -          -          4,567       4,567
  Average interest rate                    8.23%      7.82%       -          -           7.97%

(1) Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2) NOW and savings accounts are fixed rates deposits whereas money market accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending June 30, 1999, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2. CHANGES IN SECURITIES

Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 12, 1998, the annual meeting of stockholders was held. At the meeting, Sheldon C. Bell, George H. Buck, Albert G. D'Ottavio, Watson A. Healy, Paul A. Lambrecht, Harvey J. Lewis, Walter F. Nolan, Charles R. Peyla, Louis R. Peyla, Kevin T. Reardon, Michael C. Reardon and Howard E. Reeves were elected to serve as directors with terms expiring in 1999.

There were 2,431,804 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:


Election of Directors                  For                 Withheld
---------------------                  ---                 --------
Sheldon C. Bell                     1,819,242                   --
George H. Buck                      1,817,826                1,416
Albert G. D'Ottavio                 1,817,370                1,872
Watson A. Healy                     1,819,170                   72
Paul A. Lambrecht                   1,819,170                   72
Harvey A. Lewis                     1,819,118                  124
Walter F. Nolan                     1,819,242                   --
Charles R. Peyla                    1,815,280                3,962
Louis R. Peyla                      1,815,208                4,034
Kevin T. Reardon                    1,814,650                4,592
Michael C. Reardon                  1,815,776                3,466
Howard E. Reeves                    1,819,242                   --

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

                                  DATE: AUGUST 6, 1998



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