Form 10-Q
period 1998-09-30
FIRST NATIONAL BANCORP INC /IL/
filed 1998-11-16
CIK 788783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                              --------------------


             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,414,537 shares of the Company's Common Stock ($10.00 par value) were outstanding as of November 1, 1998.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                                    CONTENTS


Part I. Financial Information                                                                       Page

     Item 1.     Financial Statements

          a.     Condensed Consolidated Balance Sheets                                                1

          b.     Condensed Consolidated Statements of Income                                          2

          c.     Condensed Consolidated Statements of Stockholders' Equity                            3
                  and Other Comprehensive Income

          d.     Condensed Consolidated Statements of Cash Flows                                      4

          e.     Notes to Condensed Consolidated Financial Statements                                 5

     Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               9


Part II. Other Information

     Item 1.     Legal Proceedings                                                                   16

     Item 2.     Changes in Securities                                                               16

     Item 3.     Defaults upon Senior Securities                                                     16

     Item 4.     Submission of Matters to a Vote of Security Holders                                 16

     Item 5.     Other Information                                                                   16

     Item 6.     Exhibits and Reports on Form 8-K                                                    16

                  Signature Page                                                                     17

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                       September 30,
                                                                           1998             December 31,
                                                                        (Unaudited)             1997
                                                                       ------------         -----------
ASSETS
Cash and due from banks                                                  $ 39,698             $ 34,591
Federal funds sold                                                         19,000               50,800
Securities available-for-sale                                              23,609               11,831
Securities held-to-maturity (Fair value of $212,651 at
    September 30, 1998 and $206,269 at December 31, 1997)                 210,572              204,870

Loans, net of unearned discount                                           544,931              526,380
Allowance for loan losses                                                  (4,503)              (4,437)
                                                                         --------             --------
         Loans, net                                                       540,428              521,943

Premises and equipment, net                                                19,057               18,840
Accrued interest and other assets                                           8,573                8,392
Intangibles, net                                                            8,736                9,489
                                                                         --------             --------

TOTAL ASSETS                                                             $869,673             $860,756
                                                                         --------             --------
                                                                         --------             --------


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand, non-interest bearing                                        $123,450             $129,243
     NOW accounts                                                          94,113               78,660
     Money Market accounts                                                 40,007               37,086
     Savings                                                              170,991              165,341
     Time deposits, $100,000 and over                                      67,361               70,472
     Other time deposits                                                  223,091              245,354
                                                                         --------             --------
         Total Deposits                                                   719,013              726,156

Short-term borrowings                                                      58,478               46,207
Long-term debt                                                              4,442                4,817
Accrued interest and other liabilities                                      6,757                6,631
                                                                         --------             --------
         Total Liabilities                                                788,690              783,811
                                                                         --------             --------


STOCKHOLDERS' EQUITY
Preferred stock                                                              --                   --
Common stock                                                               24,318               24,318
Retained earnings                                                          57,741               52,607
Treasury stock                                                             (1,140)                --
Accumulated other comprehensive income                                         64                   20
                                                                         --------             --------
          Total Stockholders' Equity                                       80,983               76,945
                                                                         --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $869,673             $860,756
                                                                         --------             --------
                                                                         --------             --------

See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                           1998          1997          1998          1997
                                                           ----          ----          ----          ----
INTEREST INCOME:
  Loans                                                 $   11,770    $   11,279    $   34,782    $   32,075
  Securities:
    Taxable                                                  2,602         3,206         7,915         9,640
    Tax-exempt                                                 418           465         1,283         1,433
  Federal funds sold                                           926           193         2,454           942
                                                        ------------------------    ------------------------
      Total interest income                                 15,716        15,143        46,434        44,090
                                                        ------------------------    ------------------------


INTEREST EXPENSE:
  Deposits                                                   6,081         5,986        18,269        17,494
  Short-term borrowings                                        785           697         1,914         1,762
  Long-term debt                                                94            63           285           395
                                                        ------------------------    ------------------------
      Total interest expense                                 6,960         6,746        20,468        19,651
                                                        ------------------------    ------------------------


Net interest income                                          8,756         8,397        25,966        24,439

Provision for loan losses                                      375           229         1,059           659
                                                        ------------------------    ------------------------

Net interest income after provision for loan losses          8,381         8,168        24,907        23,780
                                                        ------------------------    ------------------------


NONINTEREST INCOME:
  Trust department income and farm management income           287           244           876           778
  Service fees                                               1,304         1,175         3,809         3,284
  Securities gains, net                                         20             5            94             6
  Other income                                                 163            80           429           293
                                                        ------------------------    ------------------------
      Total noninterest income                               1,774         1,504         5,208         4,361
                                                        ------------------------    ------------------------


NONINTEREST EXPENSES:
  Salaries and employee benefits                             3,243         3,076         9,835         9,097
  Occupancy and equipment expense                              816           854         2,461         2,342
  Data processing expense                                      349           324         1,008           766
  Amortization of intangibles                                  307           218           809           737
  Other expenses                                             1,397         1,526         4,169         4,010
                                                        ------------------------    ------------------------
      Total noninterest expenses                             6,112         5,998        18,282        16,952
                                                        ------------------------    ------------------------

INCOME BEFORE INCOME TAXES                                   4,043         3,674        11,833        11,189

 Income tax expense                                          1,356         1,194         3,970         3,623
                                                        ------------------------    ------------------------


NET INCOME                                              $    2,687    $    2,480    $    7,863    $    7,566
                                                        ------------------------    ------------------------
                                                        ------------------------    ------------------------

Earnings per common share                               $     1.11    $     1.02    $     3.24    $     3.11
                                                        ------------------------    ------------------------
                                                        ------------------------    ------------------------

Weighted average number of shares outstanding            2,416,038     2,431,804     2,426,491     2,431,804
                                                        ------------------------    ------------------------
                                                        ------------------------    ------------------------

See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)


                                                                         Comprehensive Income            Stockholders' Equity
                                                                           Nine Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                          1998           1997            1998             1997
                                                                          ----           ----            ----             ----
COMMON STOCK:
  Beginning of period                                                                                  $24,318          $12,159
  2-for-1 stock split effected in the form of a 100%
   stock dividend                                                                                         -              12,159
                                                                                                       ------------------------
  End of period                                                                                         24,318           24,318
                                                                                                       ------------------------

ADDITIONAL PAID-IN CAPITAL:
  Beginning of period                                                                                     -               8,846
  2-for-1 stock split effected in the form of a 100%
   stock dividend                                                                                         -              (8,846)
                                                                                                       ------------------------
  End of period                                                                                           -                -
                                                                                                       ------------------------

RETAINED EARNINGS:
  Beginning of period                                                                                   52,607           50,394
  Net income                                                             $7,863         $7,566           7,863            7,566
  2-for-1 stock split effected in the form of a 100%
   stock dividend                                                                                         -              (3,313)
  Cash dividends declared                                                                               (2,729)          (3,040)
                                                                                                       ------------------------
  End of period                                                                                         57,741           51,607
                                                                                                       ------------------------

TREASURY STOCK (AT COST):
  Beginning of period                                                                                     -                -
  Stock purchase of 17,267 shares                                                                       (1,140)            -
                                                                                                       ------------------------
  End of period                                                                                         (1,140)            -
                                                                                                       ------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Beginning of period unrealized gains (losses)
   on securities, net of income taxes                                                                       20               (8)
  Unrealized holding gains (losses) on securities
   arising during period, net of income taxes                                45             22
  Reclassification adjustment for gains (losses) on
   securities and premiums/discounts included in net
   income, net of income taxes                                               (1)             2
                                                                         ---------------------
  Other comprehensive income                                                 44             24              44               24
                                                                         ---------------------
                                                                                                       ------------------------
  End of period accumulated  other comprehensive income                                                     64               16
                                                                                                       ------------------------
  COMPREHENSIVE INCOME                                                   $7,907         $7,590
                                                                         ---------------------
                                                                         ---------------------

TOTAL STOCKHOLDERS' EQUITY                                                                             $80,983          $75,941
                                                                                                       ------------------------
                                                                                                       ------------------------

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         1998          1997
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $    7,863      $  7,566
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                                         1,276         1,122
     Provision for loan losses                                            1,059           659
     Amortization of securities premiums, net of accretion                   43            45
     Net securities gains                                                   (94)           (6)
     Net losses (gains) on sale of other real estate                        (15)            6
     Amortization of intangibles                                            753           737
     (Increase) in accrued interest and other assets                       (186)       (1,035)
     Increase in accrued interest and other liabilities                      95            53
                                                                     ------------------------
        Net cash from operating activities                               10,794         9,147
                                                                     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in federal funds sold, net                                      31,800        23,841
  Proceeds from maturities of securities                                116,095        63,156
  Proceeds from sale of securities                                         --            --
  Purchase of securities                                               (133,449)      (74,808)
  Loans made to customers, net of principal collections                 (19,645)      (47,685)
  Purchase of premises and equipment                                     (1,493)       (2,116)
  Proceeds from sale of other real estate                                   121             7
                                                                     ------------------------
      Net cash from investing activities                                 (6,571)      (37,605)
                                                                     ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                    (7,143)       29,006
  Net increase in short-term borrowings                                  12,271         3,153
  Principal paid on long-term debt                                         (375)         (750)
  Purchase of treasury stock                                             (1,140)         --
  Dividends paid                                                         (2,729)       (3,040)
                                                                     ------------------------
    Net cash from financing activities                                      884        28,369
                                                                     ------------------------

Net change in cash and due from banks                                     5,107           (89)

CASH AND DUE FROM BANKS
  Beginning                                                              34,591        35,785
                                                                     ------------------------
  Ending                                                             $   39,698      $ 35,696
                                                                     ------------------------
                                                                     ------------------------

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid                                                    $   20,320      $ 20,173
    Income taxes                                                          3,485         3,501

See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)
         (Table amounts in thousands of dollars, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the "Company") and its subsidiary, First National Bank of Joliet, (the "Bank"). All material intercompany items and transactions have been eliminated in consolidation.

During the first quarter 1998, the Company merged Bank of Lockport, Community Bank of Plano, and Southwest Suburban Bank into the First National Bank of Joliet.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Compnany's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet has been derived from the audited financial statements included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

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

The results of operations for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

Earnings per share of common stock is based on weighted average number of shares outstanding during the period.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities available-for-sale at September 30, 1998 and December 31, 1997 are as follows:

                                         Amortized     Fair
                                           Cost       Value
                                           ----       -----
              September 30, 1998
              ------------------

U. S. Treasury                            $ 6,496    $ 6,558
U. S. government agencies                  15,998     16,044
Other                                       1,007      1,007
                                          -------    -------
                                          $23,501    $23,609
                                          -------    -------
                                          -------    -------

                                         Amortized     Fair
                                           Cost       Value
                                           ----       -----
              December 31, 1997
              -----------------

U. S. Treasury                            $ 7,997    $ 8,029
U. S. government agencies                   3,501      3,502
Other                                         300        300
                                          -------    -------
                                          $11,798    $11,831
                                          -------    -------
                                          -------    -------

The amortized cost and fair value of securities held-to-maturity at September 30, 1998 and December 31, 1997 are as follows:

                                        Amortized      Fair
                                          Cost        Value
                                          ----        -----
              September 30, 1998
              ------------------

U. S. Treasury                           $ 18,020    $ 18,268
U. S. government agencies                 160,439     161,243
States and political subdivisions          32,113      33,140
                                         --------    --------
                                         $210,572    $212,651
                                         --------    --------
                                         --------    --------

                                        Amortized      Fair
                                           Cost       Value
                                           ----       -----
              December 31, 1997
              -----------------

U. S. Treasury                           $ 24,509    $ 24,621
U. S. government agencies                 147,373     147,628
States and political subdivisions          32,988      34,020
                                         --------    --------
                                         $204,870    $206,269
                                         --------    --------
                                         --------    --------

Securities with a carrying value of $159,000,000 and $150,000,000 at September 30, 1998 and December 31, 1997, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

The components of loans at September 30, 1998 and December 31, 1997 were as follows:


                                           September 30,   December 31,
                                               1998            1997
                                               ----            ----
Commercial and commercial real estate        $176,541        $181,343
Residential real estate                       141,649         147,625
Construction                                   18,054          14,106
Agricultural                                   10,474          10,769
Consumer                                      198,254         172,695
                                             --------        --------
     Total loans                              544,972         526,538
Unearned discount                                 (41)           (158)
                                             --------        --------
     Loans, net of unearned discount         $544,931        $526,380
                                             --------        --------
                                             --------        --------

Impaired loans consist of commercial and commercial real estate loans. Impaired loans amounted to $858,000 at September 30, 1998 and $876,000 at December 31, 1997.

Changes in the allowance for loan losses were as follows:


                                            1998       1997
                                            ----       ----
Balance, beginning of year                $ 4,437     $ 4,414
   Provision charged to operations          1,059         659
   Loans charged-off                       (1,216)       (849)
   Recoveries                                 223         105
                                          -------     -------
Balance, September 30, 1998 and 1997      $ 4,503     $ 4,329
                                          -------     -------
                                          -------     -------

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

A summary of the contract amounts of the Bank's exposure to off-balance-sheet risk is as follows:

                                    September 30,               December 31,
                                        1998                        1997
                                        ----                        ----
Loan commitments                      $75,136                     $87,612
Standby letters of credit              17,055                      16,629

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

NOTE 5 - COMPREHENSIVE INCOME

During the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on securities available-for-sale as an addition to (deduction from) net income to arrive at comprehensive income of $7.9 million for the first nine months of 1998, compared to $7.6 million for the first nine months of 1997.

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

FINANCIAL CONDITION

Total assets increased $8,917,000 or 1.04% to $869,673,000 as of September 30, 1998, compared to December 31, 1997. During the first nine months of 1998, net loans increased $18,485,000, up 3.54% from December 31, 1997. Deposits decreased $7,143,000 during the first nine months of 1998, down .98% from December 31, 1997. Stockholders' Equity increased $4,038,000, up 5.25% from December 31, 1997.

At September 30, 1998, earning assets were $798,112,000, an increase of $4,231,000 or .53% from $793,881,000 at December 31, 1997. Average earning assets for the three months ended September 30, 1998 were $807,523,000, an increase of $37,290,000, or 4.8% from the same period in 1997, primarily due to an increase of $28,918,000 in the average loan portfolio.

Interest-bearing liabilities were $658,483,000 at September 30, 1998, an increase of $10,546,000 or 1.6%, from $647,937,000 at December 31, 1997. The increase was primarily due to an increase of 19.6% in NOW accounts and a 26.6% increase in short-term borrowings, both as a result of fluctuations in the balances of seasonal public funds. These increases were offset in part by a decrease of 8.0% in time deposits.

Average interest-bearing liabilities for the three months ended September 30, 1998 were $660,063,000, an increase of $23,380,000, or 3.7% from the same period in 1997. The increase was primarily due to a 2.9% increase in interest-bearing deposits and a 16.6% increase in short-term borrowings.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, the Company earned $2,687,000 or $1.11 per share as compared to $2,480,000 or $1.02 per share for the same period in 1997. On a percentage basis, net income for the third quarter of 1998 increased by 8.8% over that of the third quarter of 1997. The Company's annualized return on average assets for the three months ended September 30, 1998 was 1.23% versus 1.18% for the same period in 1997. Annualized return on average equity was 13.4% for the third quarter of 1998 compared to 13.3% for the third quarter of 1997.

For the nine months ended September 30, 1998, the Company earned $7,863,000 or $3.24 per share as compared to $7,566,000 or $3.11 per share for the same period in 1997. During this period, net income increased 4.2% over the same period in 1997. The Company's annualized return on average assets for the nine months ended September 30, 1998 was 1.22% versus 1.23% for the same period in 1997. Annualized return on average equity was 13.28% for the nine months ended September 30, 1998 compared to 13.87% for the same period in 1997.

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

On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.43% for the three months ended September 30, 1998, as compared to 4.47% for the same period in 1997.

The yield on earning assets decreased 8 basis points to 7.72% and the cost of interest bearing liabilities decreased 2 basis points to 4.18%. The decrease in the yield on earning assets is due primarily to the decrease in loan and securities rates. The decrease in the cost of interest bearing liabilities is due primarily to a combination of the increase in the volume of NOW public accounts and repurchase agreements and the decrease in rates paid on those funds.

Tax equivalent net interest income for the three months ended September 30, 1998, increased $361,000 or 4.2% compared to the same period in 1997. The increase in the volume of earning assets net of interest bearing liabilities produced $491,000 of the net interest income increase while changes in interest rates decreased income by $130,000.

For the nine months ended September 30, 1998, on a tax equivalent basis, the Company's net interest income expressed as a percentage of average interest earning assets was 4.51% as compared to 4.45% for the same period in 1997. The yield on earning assets increased 6 basis points to 7.83% and the cost of interest bearing liabilities increased 2 basis points to 4.22%. Tax equivalent net interest income for the nine months ended September 30, 1998 increased $1,478,000 or 5.9% compared to the same period in 1997. The increase in the volume of earning assets net of interest bearing liabilities produced $1,219,000 of the net interest income increase while changes in interest rates increased income by $259,000.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on customer deposit accounts and fees earned on trust department services. Total noninterest income was $1,774,000 for the three months ended September 30, 1998, an increase of $270,000, or 18.0%, from the same period in 1997. The ratio of noninterest income to income before taxes was 43.9% and 40.9% for the three months ended September 30, 1998 and 1997, respectively.

The noninterest income increase of $270,000 was primarily attributable to an increase of $87,000 in overdraft and demand deposit service charges as a result of increases in the number of demand deposit accounts. Other increases include $43,000 in trust fees, a $89,000 increase in net gains on the sale of loans, net securities gains increase of $15,000, and an increase of $42,000 in ATM surcharge fees.

For the nine months ended September 30, 1998, total noninterest income was $5,208,000 an increase of $847,000 or 19.4% from the same period in 1997. The increase occurred primarily in overdraft and deposit sevice fees and securities gains. The year-to-date ratio of noninterest income to income before income taxes was 44.0% and 39.0% for 1998 and 1997 respectively.

NONINTEREST EXPENSE

Noninterest expense increased $114,000, or 1.9%, to $6,112,000 for the three months ended September 30, 1998 as compared to $5,998,000 in the same period in 1997.

Salaries and employee benefits represented the largest category of noninterest expense, accounting for 53.1% of total noninterest expense for the three months ended total September 30, 1998 total versus 51.3% in the same period in 1997. Salaries and employee benefits increased $167,000, or 5.4%, for the three months ended September 30, 1998 over the same period in 1997. The increase is primarily due to general pay increases.

For the nine months ended September 30, 1998, noninterest expense increased $1,330,000 or 7.8% to $18,282,000 as compared to $16,952,000 for the same period in 1997. Year-to-date September 30, 1998 salaries and employee benefits increased $738,000 or 8.1% over the same period in 1997. Salaries and employee benefits represented 53.8% of the total noninterest expense for the nine months ended September 30, 1998 versus 53.7% for the same period in 1997.

Details of noninterest expenses for the three months ended September 30, 1998 and 1997 and nine months ended September 30, 1998 and 1997 are presented in the following schedule:


                                              Three Months Ended    Nine Months Ended
                                                 September 30,        September 30,
                                                1998      1997       1998       1997
                                                ----      ----       ----       ----

Salaries and employee benefits                 $3,243    $3,076    $ 9,835    $ 9,097
Occupancy and equipment expense                   816       854      2,461      2,342
Data processing                                   349       324      1,008        766
FDIC insurance and bank exam assessment            67        62        186        181
Printing, stationery, and supplies                143       153        461        437
Postage                                           119       105        372        338
Amortization of intangibles                       251       251        753        770
All other expenses                              1,124     1,173      3,206      3,021
                                               ----------------    ------------------
Total noninterest expense                      $6,112    $5,998    $18,282    $16,952
                                               ----------------    ------------------
                                               ----------------    ------------------

NONPERFORMING LOANS

Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

As of September 30, 1998, the Company's nonperforming loans were $4,331,000 or .79% of total loans compared to $2,105,000 or .40% of total loans at December 31, 1997. The increase is attributable to an increase of $895,000 in nonperforming real estate loans, and an increase of $1,544,000 in nonperforming consumer loans, offset by a decrease of $275,000 in nonperforming commercial loans. Impaired loans amounted to $858,000 at September 30, 1998, and $876,000 at December 31, 1997.

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

The allowance for loan losses increased $66,000 for the nine month period ended September 30, 1998 to $4,503,000, which represented .83% of total loans, net of unearned income. At December 31, 1997, the allowance for loan losses represented .84% of such loan balances.

CAPITAL RESOURCES

Stockholders' equity was $80,983,000 at September 30, 1998, an increase of $4,038,000, or 5.2% over December 31, 1997. At September 30, 1998, stockholders' equity represented 9.31% of total assets compared to 8.94% at December 31, 1997.

Under rules adopted by federal bank regulatory agencies, bank holding companies and financial institutions are subject to "risk based" capital measurements. These regulations establish minimum levels for risk-based Tier I Capital and Total Capital ratios and the leverage ratio. The parent company (on a consolidated basis) and its subsidiary bank currently are considered "well capitalized" and exceed the capital requirements established by federal bank regulatory agencies.

The Company's consolidated actual capital ratios at September 30, 1998 and December 31, 1997 are summarized below:


                                             September 30,   December 31,
                                                 1998            1997
                                                 ----            ----
Total Capital to risk-weighted assets           13.28%          12.87%

Tier I Capital to risk-weighted assets          12.51%          12.09%

Tier I Capital to average assets                 8.43%           8.01%

ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 on January 1, 1998 and required disclosures will be included beginning with the Company's 1998 Annual Report. The Company operates as a single segment.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. The statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No.88 or No. 106. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 132 on January 1, 1998 and required disclosures will be included beginning with the Company's 1998 Annual Report.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This Statement will have no effect on the Company.

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

The Company has developed a strategic plan for Year 2000 compliance which is being administered by a committee comprised of individuals from all functional areas of the Company as well as being reviewed by senior management and the board of directors. The plan follows guidelines set forth by the Federal Financial Institutions Examinations Council (FFEIC). Our overall readiness is reviewed quarterly by the Comptroller of Currency, their current review schedule will continue throughout 1999. The Company has also developed contingency plans to deal with system failures should they occur internally or externally.

The Company's data processing provider and other vendors have been contacted and have indicated that their hardware and software will be Year 2000 compliant by the first quarter of 1999. This will allow time for testing compliance. In addition, alarms, heating and cooling systems, and other computer controlled mechanical devices which the Company relies on will be evaluated.

While there will be some expenses incurred during this process, a significant portion of the costs associated with Year 2000 compliance will be met with existing resources. The Company has not identified any situations that will require material cost expenditures in order to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers. The Company has started a program to communicate with key customers to ensure that they are aware of and are properly prepared for the Year 2000.

MARKET RISK

The company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarily limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiaries. Except for a term note borrowing of $1.925 million payable to another financial institution that accrues interest based on the London Interbank Offered Rate, the Company's exposure to interest rate risk results from changes in either the short-term U.S. prime interest rate or the rates offered for short and medium term bonds and notes of the U.S. Treasury. The following table presents the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits, short-term borrowings and long-term debt at September 30, 1998 fair value amounts.


                                        Expected Maturity Amounts for Years Ending September 30,
                                     ----------------------------------------------------------------
                                                                     2001                                   Fair
                                                                    Through       After                    Value
                                       1999           2000           2003         2003         Total       Total
                                       ----           ----           ----         ----       --------    --------
ASSETS
Securities, fixed rate
   Available-for-sale                $  5,497            --       $  2,998       $15,006     $ 23,501    $ 23,609
   Average interest rate                5.95%            --          6.49%         6.09%        6.11%

   Held-to-maturity                    29,488       $ 8,605         95,193        77,286      210,572     212,651
   Average interest rate                5.55%         6.21%          6.12%         6.05%        6.02%

Loans, fixed rate (1)                 102,584        53,129        180,045        85,591      421,349     422,738
   Average interest rate                8.65%         8.79%          8.68%         8.15%        8.58%

LIABILITIES
NOW, money market and
   savings deposits (2)               305,111            --             --            --      305,111     305,111
   Average interest rate                2.46%            --             --            --        2.46%

Time deposits, fixed rate             254,482        21,464         14,506            --      290,452     291,859
   Average interest rate                5.28%         5.83%          5.86%            --        5.35%

Short-term borrowings, fixed rate      58,478            --             --            --       58,478      58,478
   Average interest rate                5.32%            --             --            --        5.32%

Long-term debt, variable rate           1,634         2,808             --            --        4,442       4,442
   Average interest rate                8.03%         7.73%             --            --        7.84%

(1)Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)NOW and savings accounts are fixed rates deposits whereas money market accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending September 30, 1999, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

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

SUPERVISION AND REGULATION

YEAR 2000

The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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



                          FIRST NATIONAL BANCORP, INC.

                                  (REGISTRANT)

                             DATE: NOVEMBER 3, 1998






/s/ Kevin T. Reardon                  /s/ Albert G. D'Ottavio
-----------------------               -----------------------
Kevin T. Reardon                      Albert G. D'Ottavio
Chairman of the Board                 President
Chief Executive Officer               Principal Accounting Officer
                                      & Chief Financial Officer