Form 10-K405
period 1998-12-31
FIRST NATIONAL BANCORP INC /IL/
filed 1999-03-23
CIK 788783

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                             Washington, D. C. 20549


(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                       to
                               ----------------------   ------------------------

Commission file number:  0-15123

                          FIRST NATIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                Illinois                                                          31-1182986
-------------------------------------------------------       -----------------------------------------------------
               (State of Incorporation)                                (IRS Employer Identification No.)

      78 North Chicago Street, Joliet, Illinois                                      60432
-------------------------------------------------------       -----------------------------------------------------
       (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code                               (815) 726-4371
                                                              -----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                             Name of each exchange
                 Title of each class                                          on which registered
-------------------------------------------------------       -----------------------------------------------------

            Common Stock, $10.00 par value                                            None


Securities registered pursuant to Section 12(g) of the Act:        Common
                                                           ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on March 9, 1999 was $175,481,610. Based on the last reported price of an actual transaction in registrant's Common Stock on March 9, 1999, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Common Stock of registrant. At March 9, 1999 there were 2,420,436 shares of registrant's sole class of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders held March 11, 1999, to the extent indicated herein. There is incorporated by reference in Parts II and IV of this Annual Report on Form 10-K portions of the information contained in the registrant's 1998 annual and financial reports to stockholders to the extent indicated herein.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

PART I

                ITEM 1.        Business.......................................................                     1

                ITEM 2.        Properties.....................................................                     7

                ITEM 3.        Legal Proceedings..............................................                     8

                ITEM 4.        Submission of Matters to a Vote of Security Holders............                     8


PART II

                ITEM 5.        Market for the Company's Common Stock and Related
                               Stockholder Matters............................................                     8

                ITEM 6.        Selected Financial Data........................................                     8

                ITEM 7.        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations............................                     8

                ITEM 8.        Financial Statements and Supplementary Data....................                     8

                ITEM 9.        Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure Matters....................                     9


PART III

                ITEM 10.       Directors and Executive Officers of the Registrant.............                     9

                ITEM 11.       Executive Compensation.........................................                     9

                ITEM 12.       Security Ownership of Certain Beneficial Owners and
                               Management.....................................................                     9

                ITEM 13.       Certain Relationships and Related Transactions.................                     9


PART IV

                ITEM 14.       Exhibits, Financial Statement Schedules and Reports
                               on Form 8-K....................................................                     9

                SIGNATURES     ...............................................................                    12

PART I

ITEM 1. BUSINESS

OVERVIEW
First National Bancorp, Inc. ("First National" or the "Company") was formed and became the parent holding company of First National Bank of Joliet ("FNB" or the "Bank") on September 30, 1986. Upon shareholders' approval, First National Bancorp, Inc. issued 625,000 shares of its $10 par value common stock for all of the outstanding common stock of FNB.

On January 9, 1989, the Company acquired 100% of the outstanding shares of Southwest Suburban Bank ("SWSB") located in Bolingbrook, Illinois at a total cash purchase price of $4,681,000. The excess of acquisition cost over the fair value of net assets acquired was $2,198,000. The acquisition was accounted for as a purchase.

On December 14, 1990, the Company acquired 100% of the outstanding shares of Bank of Lockport ("BOL") located in Lockport, Illinois for $12,077,000, paid through issuing 99,505 common shares of First National stock valued at $7,167,000 plus cash of $4,910,000. The excess of acquisition cost over the fair value of net assets acquired was $6,442,000. The acquisition was accounted for as a purchase.

On October 31, 1994, the Company acquired 100% of the outstanding shares of Plano Bancshares, Inc. ("Bancshares") located in Plano, Illinois. Bancshares is the parent holding company of Community Bank of Plano ("Plano"). The purchase price of Bancshares was $10,737,000, paid through issuing debentures of $3,776,000 plus cash of $6,961,000. The excess of acquisition cost over the fair value of net assets acquired was $2,311,000. The acquisition was accounted for as a purchase. On March 14, 1998, SWSB, BOL and Plano merged into FNB.

The Company has no employees and conducts no active business except through its banking subsidiary. The only significant asset of the Company is its stock ownership of the Bank.

SUBSIDIARY DESCRIPTION
The Bank is a commercial, national FDIC insured bank with its main office located at 78 North Chicago Street, Joliet, Illinois 60432. The Bank is located approximately 45 miles southwest of Chicago and has Joliet and the western portion of Will County as its primary service area. The Bank was organized as a national banking organization on June 6, 1933, and currently has 14 branches in addition to the main bank location.

Approximately 85% of the Bank's assets are located within Will County, Illinois. Will County has become one of the fastest growing areas in Illinois with an average population growth in excess of 3.0% per year since 1990. Total population exceeds 430,000 with a labor force of over 215,000. Unemployment has remained consistently under 6.0% since 1994. This population growth and stable employment levels are factors contributing to the Bank's loan growth in the last three years. In particular, commercial and consumer loan volumes have all been positively affected by these economic conditions with increases of 44% and 46%, respectively in the three years ending December 31, 1998.

COMPETITION
Active competition exists in all services offered by the Bank, not only with other national and state banks, but also with savings and loan associations, finance companies, personal loan companies, credit unions, money market mutual funds, mortgage bankers and other financial institutions serving this market area. The principal methods of competition in the financial services industry are price, service and convenience.

BANK LOANS
The Bank's loan portfolio consists of commercial, commercial real estate, construction, agricultural, residential real estate and consumer loans. The loan portfolio is diversified so that slowdowns or problems in one specific area would not cause a significant problem. The repayment terms and rates, credit criteria employed, and risks associated with each loan category are governed by a written lending policy approved by the Company's board of directors. Loans greater than $30,000 require the approval of a lending committee consisting of senior loan officers which meets twice each week.

BANK DEPOSITS
No material portion of the Bank's deposits have been obtained from a person or group that withdrawal of such deposits would have an adverse effect on the business of the Company.

SEASONAL
Business is not affected in a material manner by change of seasons.

FOREIGN SOURCES
Neither the Company nor its subsidiary, the Bank, are involved with foreign investments.

COMPLIANCE
Compliance with federal, state, and local provisions relating to the protection of the environment should not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

EMPLOYMENT
As of December 31, 1998, the Bank had 285 full-time and 142 part-time employees.

SERVICES
The Bank offers varied savings and certificate of deposit options, commercial lending and consumer lending, along with credit card and regular checking services.


                           SUPERVISION AND REGULATION


GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

         The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

RECENT REGULATORY DEVELOPMENTS

         PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its banking subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

THE COMPANY

GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1998, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.43% and a leverage ratio of 8.43%.

DIVIDENDS. The Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

GENERAL. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC's Bank Insurance Fund ("BIF"), and the Bank is a member of the Federal Reserve System. As a BIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling $86,000.

SUPERVISORY ASSESSMENTS. All national banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 1998 the Bank paid supervisory assessments to the OCC totaling $ 163,000.

CAPITAL REQUIREMENTS. The OCC has established the following minimum capital standards for national banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 1998, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.67% and a risk-based capital ratio of 13.78%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was well capitalized, as defined by OCC regulations.

DIVIDENDS. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of December 31, 1998, approximately $6.7 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

BRANCHING AUTHORITY. National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.



ITEM 2.  PROPERTIES

The main building of the Company is located at 78 North Chicago Street, Joliet, Illinois. The Bank owns this building. The land on which it is located is owned by the Company. The Bank has fourteen additional facilities, of which eleven are owned and three are leased. The address and approximate square footage of each location are as follows:


                                                      Approximate
                                Location              Square Feeet      Status
--------------------------------------------------------------------------------

78 North Chicago St., Joliet                          25,000            Owned

Scott and Jefferson, Joliet                            1,600            Owned

Midland and Campbell, Joliet                           4,200            Owned

Black and Essington Roads, Joliet                     12,000            Owned


1590 North Larkin, Joliet                              1,100           Leased

191 South Larkin, Joliet                                 900           Leased

207 Mondamin St., Minooka                              2,000            Owned

23841 West Eames, Channahon                              100           Leased

Route 52 and Brookshore, Shorewood                     1,200            Owned

24745 West Eames, Channahon                            1,400            Owned

626 Townhall Drive, Romeoville                         6,500            Owned

225 Lily Cache Lane, Bolingbrook                       8,800            Owned

826 East 9th Street, Lockport                         27,000            Owned

Cedar Road. and 159th St., Lockport                    9,000            Owned

2005 West Route 34, Plano                             10,000            Owned


In addition, the Bank plans opening two additional branches in 1999 on sites that are owned. The first facility scheduled to open is at 80 South Weber Road, Romeoville, Illinois and will be approximately 1,600 square feet. The second facility will be at 15900 South Division Street, Plainfield, Illinois and will be approximately 2,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
As of December 31, 1998, the Company had 2,180 shareholders of record of its common stock. First National Common Stock is traded primarily through the offices of Stofan, Agazzi & Co., Richard B. Vance & Co., A. G. Edwards & Sons, Inc., Edward D. Jones & Co. and ABN AMRO Securities, Inc. Information on dividends paid and the price range of the Company's common stock on a quarterly basis in 1998 and 1997 is presented on page 9 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The five year summary of selected financial data is presented as Financial Highlights on page 9 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis appearing on pages 1 through 16 of the 1998 Financial Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto appearing on pages 18 through 35 of the 1998 Financial Report are incorporated herein by reference. See Item 14 for information concerning financial statements and schedules filed with the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

No disagreements on accounting and financial disclosure matters have occurred for the 24 months prior to, or in months subsequent to, December 31, 1998.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing on page 6 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing on pages 2 and 3 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. The Consolidated Financial Statements of the Company and report of independent auditors are incorporated herein by reference from the 1998 Financial Report to Stockholders as listed below:

                                                                                Financial
                                                                                 Report
                                                                                  Pages
                                                                                  -----
        Consolidated balance sheets as of
        December 31, 1998 and 1997 ..............................................   18

        Consolidated statements of income for the years ended
        December 31, 1998, 1997, and 1996 .......................................   19

        Consolidated statements of stockholders' equity for the years ended
        December 31, 1998, 1997, and 1996 .......................................   20

        Consolidated statements of cash flows for the years ended
        December 31, 1998, 1997, and 1996 .......................................   21

        Notes to consolidated financial statements ..............................  22-35

        Report of Independent Auditors on the Consolidated Financial Statements .   17


The following index provides the location of the statistical information included in the 1998 Financial Report to Stockholders which is incorporated herein by reference.


                                                                               Financial
                                                                              Report Page
                                                                              ------------
Average Balance Sheets, Interest Margin, and Interest Rates .................       3

Non-accrual, Past Due and Impaired Loans ....................................       4

Potential Problem Loans .....................................................       5

Asset/Liability Management (liquidity).......................................       7

Disclosure of the Effect on Interest Income from Impaired Loans .............      25

Short-term Borrowings .......................................................      28

Quarterly Results of Operations 1998-1997 (Unaudited)........................      35



3.  Exhibits

         2       Merger Agreement dated December 12, 1997 between First National
                 Bank of Joliet and Bank of Lockport, Southwest Suburban Bank and Community Bank of Plano (incorporated by reference to Part
                 IV of Form 10-K for the year ended December 31, 1997, File No.
                 0-15123).

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

        3.3      By-laws of First National Bank of Joliet as revised on March
                 12, 1998 (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1997, File No. 0-15123).

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

        10.2     First National Bancorp, Inc. Employee Profit Sharing and
                 Retirement Plan.

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

        10.5 Synopsis of computer service contract dated December 11, 1996 between FISERV Solutions, Inc. (service provider) and First
                 National Bancorp, Inc. (customer), (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1996,
                 File No. 0-15123)

        11       Statement re: computation of per share earnings

        13       1998 annual and financial reports to shareholders

        21       Subsidiaries of the Registrant

        22       Notice of Annual Shareholders Meeting of First National
                 Bancorp, Inc.



   (b)  Reports on Form 8-K

        There were no events or transactions requiring a Form 8-K to be filed during the fourth quarter of 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Joliet, State of Illinois, on this 11th day of March, 1999.

                                        FIRST NATIONAL BANCORP, INC.
                                                 (Registrant)



                                        By:   Kevin T. Reardon
                                           ------------------------------------
                                                     Kevin T. Reardon
                                                   Chairman of the Board
                                                 & Chief Executive Officer



                                        By:   Albert G. D'Ottavio
                                           ------------------------------------
                                                    Albert G. D'Ottavio
                                                   President & Director
                                                (Chief Financial Officer)
                                               Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 11th day of March, 1999 by the following persons on behalf of the registrant in the capacities indicated.


                  Name                                Title
                  ----                                -----
       KEVIN T. REARDON                       Chairman of the Board
-----------------------------------                    and
                                             Chief Executive Officer

       ALBERT G. D'OTTAVIO                    President and Director
-----------------------------------          (Chief Operating Officer)
                                             (Chief Financial Officer)

       MICHAEL C. REARDON                           Director
-----------------------------------


       SHELDON C. BELL                              Director
-----------------------------------


       CHARLES R. PEYLA                             Director
-----------------------------------


       GEORGE H. BUCK                               Director
-----------------------------------

