Form 10-Q
period 1999-03-31
FIRST NATIONAL BANCORP INC /IL/
filed 1999-05-11
CIK 788783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                              --------------------


           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1999

                                       or

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

                         YES /X/        NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,420,436 shares of the Company's Common Stock ($10.00 par value) were outstanding as of May 3, 1999.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                                    CONTENTS


Part I.     Financial Information
     Item 1.     Financial Statements                                       Page

             a.  Condensed Consolidated Balance Sheets                         1

             b.  Condensed Consolidated Statements of Income                   2

             c.  Condensed Consolidated Statements of Stockholders' Equity     3

             d.  Condensed Consolidated Statements of Cash Flows               4

             e.  Notes to Condensed Consolidated Financial Statements          5

     Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                               9

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk   14


Part  II.   Other Information

     Item 1.   Legal Proceedings                                              16

     Item 2.   Changes in Securities                                          16

     Item 3.   Defaults upon Senior Securities                                16

     Item  4.   Submission of Matters to a Vote of Security Holders           16

     Item  5.   Other Information                                             16

     Item  6.   Exhibits and Reports on Form 8-K                              16

                      Signature Page                                          17

                                                                        Page 1
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          March 31,
                                                                                            1999               December 31,
                                                                                         (Unaudited)               1998
                                                                                           --------              --------
ASSETS
Cash and due from banks                                                                     $37,100               $39,710
Federal funds sold                                                                           56,300                31,000
Securities available-for-sale                                                                61,735                66,927
Securities held-to-maturity (fair value of $172,645 at March
    31, 1999 and $195,526 at December 31, 1998)                                             171,748               193,733

Loans, net of unearned discount                                                             544,636               540,946
Allowance for loan losses                                                                    (5,177)               (4,946)
                                                                                           --------              --------
         Loans, net                                                                         539,459               536,000

Premises and equipment, net                                                                  19,004                18,753
Accrued interest receivable and other assets                                                  8,775                 8,067
Intangibles,net                                                                               8,234                 8,485
                                                                                           --------              --------


TOTAL ASSETS                                                                               $902,355              $902,675
                                                                                           --------              --------
                                                                                           --------              --------


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand, non-interest bearing                                                          $139,381              $142,427
     NOW accounts                                                                            84,044                87,611
     Money market accounts                                                                   51,071                45,736
     Savings                                                                                180,474               172,329
     Time deposits, $100,000 and over                                                        71,185                69,871
     Other time deposits                                                                    241,571               228,342
                                                                                           --------              --------
         Total deposits                                                                     767,726               746,316

Short-term borrowings                                                                        43,403                65,540
Long-term debt                                                                                1,259                 3,059
Accrued interest and other liabilities                                                        6,650                 5,652
                                                                                           --------              --------
         Total liabilities                                                                  819,038               820,567
                                                                                           --------              --------

STOCKHOLDERS' EQUITY
Preferred stock                                                                                 -                     -
Common stock                                                                                 24,318                24,318
Additional paid-in capital                                                                       14                    14
Retained earnings                                                                            60,509                58,578
Treasury stock                                                                                 (750)                 (750)
Unrealized loss on securities available-for-sale,
     net of tax                                                                                (774)                  (52)
                                                                                           --------              --------
          Total Stockholders' Equity                                                         83,317                82,108
                                                                                           --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $902,355              $902,675
                                                                                           --------              --------
                                                                                           --------              --------

See Notes to Condensed Consolidated Financial Statements.

                                                                       Page  2
                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  1999                 1998
                                                                                  ----                 ----
INTEREST INCOME:
  Loans                                                                          $11,176             $11,472
  Securities:
    Taxable                                                                        3,117               2,701
    Tax-exempt                                                                       394                 435
  Federal funds sold                                                                 418                 694
                                                                             --------------------------------
      Total interest income                                                       15,105              15,302
                                                                             --------------------------------

INTEREST EXPENSE:
  Deposits                                                                         5,573               6,129
  Short-term borrowings                                                              582                 561
  Long-term debt                                                                      41                  97
                                                                             --------------------------------
      Total interest expense                                                       6,196               6,787
                                                                             --------------------------------

Net interest income                                                                8,909               8,515

Provision for loan losses                                                            375                 309
                                                                             --------------------------------
Net interest income after provision for loan losses                                8,534               8,206
                                                                             --------------------------------

NONINTEREST INCOME:
  Trust fees                                                                         355                 320
  Service charges on deposit accounts                                                920                 898
  Securities gains, net                                                               27                  59
  Other income                                                                       469                 425
                                                                             --------------------------------
      Total noninterest income                                                     1,771               1,702
                                                                             --------------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                                   3,293               3,283
  Occupancy and equipment expense                                                    790                 791
  Data processing expense                                                            257                 280
  Amortization of intangibles                                                        251                 251
  Other expenses                                                                   1,228               1,355
                                                                             --------------------------------
      Total noninterest expenses                                                   5,819               5,960
                                                                             --------------------------------

INCOME BEFORE INCOME TAXES                                                         4,486               3,948

 Income tax expense                                                                1,527               1,333
                                                                             --------------------------------

NET INCOME                                                                        $2,959              $2,615
                                                                             --------------------------------
                                                                             --------------------------------

Earnings per common share                                                          $1.22               $1.08
                                                                             --------------------------------
                                                                             --------------------------------

Weighted average number of shares outstanding                                  2,420,436           2,431,804
                                                                             --------------------------------
                                                                             --------------------------------

See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

                                                         Comprehensive Income             Stockholders' Equity
                                                          Three Months Ended               Three Months Ended
                                                               March 31,                        March 31,
                                                         1999           1998                1999         1998
                                                         ----           ----                ----         ----

COMMON STOCK:
  Beginning and end of period                                                             $24,318       $24,318
                                                                                        ------------------------

ADDITIONAL PAID-IN CAPITAL:
  Beginning and end of period                                                                  14           -
                                                                                        ------------------------

RETAINED EARNINGS:
  Beginning of period                                                                      58,578        52,607
  Net income                                             $2,959        $2,615               2,959         2,615
  Cash dividends declared                                                                  (1,028)         (912)
                                                                                        ------------------------
  End of period                                                                            60,509        54,310
                                                                                        ------------------------

TREASURY STOCK (AT COST):
  Beginning and end of period                                                                (750)          -
                                                                                        ------------------------

UNREALIZED GAIN (LOSS) ON SECURITIES
     AVAILABLE-FOR-SALE:
  Beginning of period                                                                         (52)           20
  Unrealized gains (losses) on securities,
   net of reclassification adjustment                      (722)           14
                                                       -----------------------
  Other comprehensive income                               (722)           14                (722)           14
                                                       -----------------------          ------------------------
  End of period                                                                              (774)           34
                                                                                        ------------------------
      Total comprehensive income                         $2,237        $2,629
                                                       -----------------------
                                                       -----------------------

TOTAL STOCKHOLDERS' EQUITY                                                                $83,317       $78,662
                                                                                        ------------------------
                                                                                        ------------------------

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                   1999                1998
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                      $2,959              $2,615
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                                                    434                 419
     Provision for loan losses                                                       375                 309
     Amortization of securities premiums, net of accretion                            13                  11
     Net securities gains                                                            (27)                (59)
     Net gains on  sale  of  other  real  estate                                      -                   (2)
     Amortization of intangibles                                                     251                 251
     (Increase) decrease  in accrued interest and other assets                      (233)              1,087
     Increase in accrued interest and other liabilities                              998                 364
                                                                               ------------------------------
        Net cash from operating activities                                         4,770               4,995
                                                                               ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in federal funds sold,  net                                             (25,300)            (15,900)
  Proceeds from maturities of  securities                                         52,675              37,094
  Proceeds from sale of  securities                                                   -                   -
  Purchase of  securities                                                        (26,681)            (12,707)
  Loans made to customers, net of principal collections                           (3,884)              2,798
  Purchase of premises and equipment                                                (685)               (326)
  Proceeds from sale of  other  real  estate                                          50                   7
                                                                               ------------------------------
      Net cash from investing activities                                          (3,825)             10,966
                                                                               ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net  increase (decrease) in deposits                                            21,410             (10,218)
  Net  decrease in short-term borrowings                                         (22,137)             (7,784)
  Principal paid on long-term debt                                                (1,800)               (125)
  Dividends paid                                                                  (1,028)               (912)
                                                                               ------------------------------
    Net cash from financing activities                                            (3,555)            (19,039)
                                                                               ------------------------------

Net change in cash and due from banks                                             (2,610)             (3,078)

CASH AND DUE FROM BANKS
  Beginning                                                                       39,710              34,591
                                                                               ------------------------------
  Ending                                                                         $37,100             $31,513
                                                                               ------------------------------
                                                                               ------------------------------

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid                                                                 $6,379              $6,986
    Income taxes                                                                     180                 -

See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)
         (Table amounts in thousands of dollars, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the "Company") and its subsidiary, First National Bank of Joliet, (the "Bank"). All material intercompany items and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Compnany's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet has been derived from the audited financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 1999. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Earnings per share of common stock is based on weighted average number of shares outstanding during the period.

NOTE  2  -  SECURITIES

The amortized cost and fair value of securities available-for-sale at March 31, 1999 and December 31, 1998 are as follows:

                                                                  Amortized                        Fair
                                                                     Cost                          Value
                                                                 -----------                   -----------
                       March 31, 1999
                       --------------
U. S. Treasury                                                         $999                        $1,028
U. S. Government agencies                                            59,990                        58,679
Corporate                                                             1,022                         1,021
Federal Reserve Bank stock                                            1,007                         1,007
                                                                 -----------                   -----------
                                                                    $63,018                       $61,735
                                                                 -----------                   -----------
                                                                 -----------                   -----------


                                                                 Amortized                        Fair
                                                                    Cost                          Value
                                                                 -----------                   -----------
                     December 31, 1998
                     -----------------
U. S. Treasury                                                       $5,998                        $6,048
U. S. Government agencies                                            58,985                        58,845
Corporate                                                             1,023                         1,027
Federal Reserve Bank stock                                            1,007                         1,007
                                                                 -----------                   -----------
                                                                    $67,013                       $66,927
                                                                 -----------                   -----------
                                                                 -----------                   -----------

The amortized cost and fair value of securities held-to-maturity at March 31, 1999 and December 31, 1998 are as follows:

                                                                 Amortized                        Fair
                                                                    Cost                          Value
                                                                 -----------                   -----------
                       March 31, 1999
                       --------------
U. S. Treasury                                                       $9,021                        $9,157
U. S. Government agencies                                           133,105                       132,978
States and political subdivisions                                    29,622                        30,510
                                                                 -----------                   -----------
                                                                   $171,748                      $172,645
                                                                 -----------                   -----------
                                                                 -----------                   -----------


                                                                 Amortized                        Fair
                                                                    Cost                          Value
                                                                 -----------                   -----------
                     December 31, 1998
                     -----------------
U. S. Treasury                                                      $16,021                       $16,250
U. S. Government agencies                                           147,673                       148,235
States and political subdivisions                                    30,039                        31,041
                                                                 -----------                   -----------
                                                                   $193,733                      $195,526
                                                                 -----------                   -----------
                                                                 -----------                   -----------

Securities with a carrying value of approximately $136,000,000 and $155,000,000 at March 31, 1999 and December 31, 1998, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

The components of loans at March 31, 1999 and December 31, 1998 were as follows:

                                                March 31,          December 31,
                                                  1999                 1998
                                               -----------         -----------
Commercial and commercial real estate            $191,055            $184,988
Residential real estate                           129,042             136,894
Construction                                       15,523              15,624
Agricultural                                        8,365               9,763
Consumer                                          200,651             193,677
                                               -----------         -----------
     Total  loans                                $544,636            $540,946
                                               -----------         -----------
                                               -----------         -----------

Impaired loans consist of commercial and commercial real estate loans. Impaired loans amounted to $779,000 at March 31, 1999 and $786,000 at December 31, 1998.

Changes in the allowance for loan losses were as follows:

                                                    1999               1998
                                                    ----               ----
Balance, beginning of year                           $4,946             $4,437
   Provision charged to operations                      375                309
   Loans charged-off                                   (319)              (420)
   Recoveries                                           175                 65
                                                 -----------        -----------
Balance, March 31, 1999 and 1998                     $5,177             $4,391
                                                 -----------        -----------
                                                 -----------        -----------

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

A summary of the contract amounts of the Bank's exposure to off-balance-sheet risk is as follows:

                                 March 31,             December 31,
                                   1999                    1998
                                 ---------             ------------
Loan commitments                  $71,924                $69,092
Standby letters of credit          17,659                 16,833

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

The Company and its subsidiary are involved in litigation arising in the ordinary course of business. The resolution of these matters is not expected, either individually or in the aggregate, to have a material effect on the Company's financial condition or results of operations.


NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on securities available-for-sale as an addition to (deduction from) net income to arrive at comprehensive income of $2.2 million for the first three months of 1999, compared to $2.6 million for the first three months of 1998.

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


FINANCIAL  CONDITION

Total assets decreased $320,000 or .03% to $902,355,000 as of March 31, 1999, compared to December 31, 1998. During the first three months of 1999, net loans increased $3,459,000, up .65% from December 31, 1998. Deposits increased $21,410,000 during the first three months of 1999, up 2.87% from December 31, 1998. Stockholders' Equity increased $1,209,000, up 1.47% from December 31, 1998.

At March 31, 1999, earning assets were $834,419,000, an increase of $1,813,000 or .22% from $832,606,000 at December 31, 1998. Average earning assets for the three months ended March 31, 1999 were $818,635,000, an increase of $34,445,000, or 4.39% from the same period in 1998, primarily due to an increase of $16,528,000 in the average loan portfolio.

Interest-bearing liabilities were $673,007,000 at March 31, 1999, an increase of $519,000 or .08%, from $672,488,000 at December 31, 1998. The increase was primarily due to an increase of 11.66% in money market accounts, a 4.73% increase in savings accounts, and a 4.88% increase in time deposits. These increases were offset in part by a decrease of 33.78% in short-term borrowings as a result of fluctuations in the balances of seasonal public funds.

Average interest-bearing liabilities for the three months ended March 31, 1999 were $665,350,000, an increase of $24,537,000, or 3.83% from the same period in 1998. The increase was primarily due to a 3.08% increase in interest-bearing deposits and a 24.01% increase in short-term borrowings.

RESULTS  OF  OPERATIONS

For the three months ended March 31, 1999, the Company earned $2,959,000 or $1.22 per share as compared to $2,615,000 or $1.08 per share for the same period in 1998. On a percentage basis, net income for the first quarter of 1999 increased by 13.15% over that of the first quarter of 1998. The Company's annualized return on average assets for the three months ended March 31, 1999 was 1.34% versus 1.24% for the same period in 1998. Annualized return on average equity was 14.46% for the first quarter of 1999 compared to 13.59% for the first quarter of 1998.


NET  INTEREST  INCOME

Net interest income, the difference between total interest earned on earning assets and total interest expense on interest bearing liabilities, is the Company's principal source of income. Net interest income is influenced by changes in the volume and yield on earning assets as well as changes in the volume and rates paid on interest bearing liabilities. The Company attempts to favorably impact net interest income through investment decisions and monitoring interest rates offered to customers, particularly rates for time deposits and short-term borrowings.

On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.54% for the three months ended March 31, 1999, and for the same period in 1998.

For the three months ending March 31, 1999, the yield on earning assets decreased 43 basis points to 7.48% and the cost of interest bearing liabilities decreased 53 basis points to 3.77% as compared to the same period in 1998. The decrease in the yield on earning assets is due primarily to the decrease in loan and securities rates. The decrease in the cost of interest bearing liabilities is due primarily to a combination of the increase in the volume of savings, money market, and time deposit accounts and the decrease in rates paid on those funds.

Tax equivalent net interest income for the three months ended March 31, 1999, increased $397,000 or 4.53% compared to the same period in 1998. The increase in the volume of earning assets net of interest bearing liabilities produced $394,000 of the net interest income increase while changes in interest rates increased income by $3,000.


NONINTEREST  INCOME

Noninterest income consists primarily of service charges on customer deposit accounts and trust fees. Total noninterest income was $1,771,000 for the three months ended March 31, 1999, an increase of $69,000, or 4.05%, from the same period in 1998. The ratio of noninterest income to income before taxes was 39.48% and 43.11% for the three months ended March 31, 1999 and 1998, respectively.

The noninterest income increase of $69,000 was primarily attributable to an increase of $22,000 in overdraft and demand deposit service charges as a result of increases in the number of demand deposit accounts. Other increases include $35,000 in trust fees, a $43,000 increase in net gains on the sale of loans, and an increase of $25,000 in ATM surcharge fees. These increases are offset in part by a decrease in net securities gains of $32,000.

NONINTEREST  EXPENSE

Noninterest expense decreased $141,000, or 2.37%, to $5,819,000 for the three months ended March 31, 1999 as compared to $5,960,000 in the same period in 1998.

Details of noninterest expenses for the three months ended March 31, 1999 and 1998 are presented in the following schedule:

                                                               Three Months Ended
                                                                    March 31,
                                                           1999                  1998
                                                           ----                  ----
Salaries and employee benefits                             $3,293                $3,283
Occupancy and equipment expense                               790                   791
Data processing                                               257                   280
FDIC insurance and bank exam assessment                        66                    62
Printing, stationery, and supplies                            110                   157
Postage                                                        89                   144
Amortization of intangibles                                   251                   251
All other expenses                                            963                   992
                                                  --------------------------------------
Total noninterest expense                                  $5,819                $5,960
                                                  --------------------------------------
                                                  --------------------------------------

Salaries and employee benefits represented the largest category of noninterest expense, accounting for 56.59% of total noninterest expense for the three months ended March 31, 1999 versus 55.08% in the same period in 1998. Salaries and employee benefits increased $10,000, or .30%, for the three months ended March 31, 1999 over the same period in 1998. The decrease in data processing, supplies, and postage expenses from 1998 to 1999 were primarily a result of 1998 including expenses incurred to merge the subsidiary banks.


NONPERFORMING LOANS

Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

As of March 31, 1999, the Company's nonperforming loans were $2,489,000 or .46% of total loans compared to $3,164,000 or .59% of total loans at December 31, 1998. The decrease is attributable to decreases of $693,000 in nonperforming real estate loans, $31,000 in nonperforming consumer loans, and $58,000 in nonperforming other loans offset by an increase of $107,000 in nonperforming commercial loans. Impaired loans amounted to $779,000 at March 31, 1999, and $786,000 at December 31, 1998.

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

The allowance for loan losses increased $231,000 for the three month period ended March 31, 1999 to $5,177,000, which represented .95% of total loans. At December 31, 1998, the allowance for loan losses represented .91% of total loans.

CAPITAL RESOURCES

Stockholders' equity was $83,317,000 at March 31, 1999, an increase of $1,209,000, or 1.47% over December 31, 1998. At March 31, 1999, stockholders' equity represented 9.23% of total assets compared to 9.10% at December 31, 1998.

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

The Company's consolidated actual capital ratios at March 31, 1999 and December 31, 1998 are summarized below:

                                                   March 31,       December 31,
                                                     1999              1998
                                                   --------        ------------
Total Capital to risk-weighted assets               13.65%            13.43%

Tier I Capital to risk-weighted assets              12.79%            12.59%

Tier I Capital to average assets                     8.63%             8.43%

NEW ACCOUNTING PRONOUNCEMENTS

In 1999 and 2000, new accounting pronouncements that have been issued will take effect. These pronouncements and their expected effects on the Company, are summarized below.

Statement of Financial Accounting Standards (Statement) 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain citeria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement 133 is not expected to have a material impact on the Company's financial statements. However, the Company may take advantage of the opportunity provided by Statement 133 to reclassify held-to-maturity securities to available-for-sale. Management has not decided whether to adopt Statement 133 early.

Statement 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available-for-sale, or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement 134 is not expected to affect the Company.

AICPA Statement of Position 98-1, effective in 1999, sets the accounting requirement to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized cost of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement 121. Statement of Position 98-1 is not expected to have a material impact on the Company.

AICPA Statement of Position 98-5, also effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year. Statement 98-5 is not expected to have a material impact on the Company.

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

The Company has developed a strategic plan for Year 2000 compliance which is being administered by a committee comprised of individuals from all functional areas of the Company as well as being reviewed by senior management and the board of directors. The plan follows guidelines set forth by the Federal Financial Institutions Examinations Council (FFEIC). Our overall readiness is reviewed quarterly by the Comptroller of Currency, and their current review schedule will continue throughout 1999. The Company has also developed contingency plans to deal with system failures should they occur internally or externally.

The Company's data processing provider and other vendors have been contacted and have indicated that their hardware and software is Year 2000 compliant. The Company is in the process of upgrading to those compliant software versions. By the end of the second quarter of 1999, the upgrading and testing of these systems will be completed. In addition, alarms, heating and cooling systems, and other computer controlled mechanical devices which the Company relies on will be evaluated.

The Company has not identified any situations that will require material cost expenditures in order to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers. The Company has started a program to communicate with key customers to ensure that they are aware of and are properly prepared for the Year 2000.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarily limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiary. The Company's exposure to interest rate risk results from changes in either the short-term U.S. prime interest rate or the rates offered for short and medium term bonds and notes of the U.S. Treasury. The following tables present the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits, short-term borrowings and long-term debt as of March 31, 1999 and December 31, 1998.


                                                            Analysis as of March 31, 1999
                                                 Expected Maturity Amounts for Years Ending March 31,
                                      ----------------------------------------------------------------------------
                                                                           2002                                           Fair
                                                                         Through         After                            Value
                                            2000             2001          2004          2004           Total             Total
                                            ----             ----          ----          ----           -----             -----
ASSETS
Securities, fixed rate
   Available-for-sale                      $   -           $   499        $47,513       $15,006        $63,018           $61,735
   Average interest rate                       -             6.39%          5.35%         6.04%          5.52%

   Held-to-maturity                           7,745         15,527        126,292        22,184        171,748           172,645
   Average interest rate                      5.88%          6.10%          5.79%         5.73%          5.81%

Loans, fixed rate (1)                        97,617         53,162        187,360        85,634        423,773           427,360
   Average interest rate                      8.54%          8.67%          8.39%         7.96%          8.37%

LIABILITIES
NOW, money market and
   savings deposits (2)                    $315,589        $  -          $   -          $   -         $315,589          $315,589
   Average interest rate                      2.45%           -              -              -            2.45%

Time deposits, fixed rate                   282,305         16,768         13,683           -          312,756           314,232
   Average interest rate                      4.82%          5.48%          5.70%           -            4.90%

Short-term borrowings, fixed rate            43,403           -              -              -           43,403            43,403
   Average interest rate                      4.87%           -              -              -            4.87%

Long-term debt, variable rate                 1,259           -              -              -            1,259             1,259
   Average interest rate                      7.75%           -              -              -            7.75%

(1) Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2) NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending March 31, 2000, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

                                                                         Page 15

                                                            Analysis as of December 31, 1998
                                                 Expected Maturity Amounts for Years Ending December 31,
                                      ---------------------------------------------------------------------------
                                                                         2001                                           Fair
                                                                        Through         After                           Value
                                            1999         2000            2003           2003          Total             Total
                                            ----         ----            ----           ----          -----             -----
ASSETS
Securities, fixed rate
   Available-for-sale                    $  4,999        $  -          $ 47,008        $15,006      $ 67,013          $ 66,927
   Average interest rate                    6.05%           -             5.35%          6.04%         5.55%

   Held-to-maturity                        14,821         12,126        136,638         30,148       193,733           195,526
   Average interest rate                    5.85%          6.09%          5.90%          5.78%         5.89%

Loans, fixed rate (1)                      97,040         52,838        187,935         83,262       421,075           425,351
   Average interest rate                    8.63%          8.74%          8.46%          8.07%         8.46%

LIABILITIES
NOW, money market and
   savings deposits (2)                  $305,676        $  -          $   -           $  -         $305,676          $305,676
   Average interest rate                    2.50%           -              -              -            2.50%

Time deposits, fixed rate                 266,648         16,586         14,979           -          298,213           300,001
   Average interest rate                    4.98%          5.68%          5.77%           -            5.06%

Short-term borrowings, fixed rate          65,540           -              -              -           65,540            65,540
   Average interest rate                    4.92%           -              -              -            4.92%

Long-term debt, variable rate               3,059           -              -              -            3,059             3,059
   Average interest rate                    7.49%           -              -              -            7.49%

(1) Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2) NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending December 31, 1999, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

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





                           FIRST NATIONAL BANCORP, INC.

                                  (REGISTRANT)

                               DATE: MAY 5, 1999






/s/  Kevin T. Reardon                              /s/ Albert G. D'Ottavio
-----------------------                            ----------------------------
Kevin T. Reardon                                   Albert G. D'Ottavio
Chairman of the Board                              President
Chief Executive Officer                            Principal Accounting Officer
                                                   & Chief Financial Officer