Form 10-Q
period 1999-06-30
FIRST NATIONAL BANCORP INC /IL/
filed 1999-08-10
CIK 788783

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                              --------------------


           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the period ended June 30, 1999

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

                             YES   X            NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,420,436 shares of the Company's Common Stock ($10.00 par value) were outstanding as of August 3, 1999.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                                    CONTENTS

Part I.     Financial Information


     Item 1.     Financial Statements                                                 Page

          a.     Condensed Consolidated Balance Sheets                                   1

          b.     Condensed Consolidated Statements of Income                             2

          c.     Condensed Consolidated Statements of Stockholders' Equity               3

          d.     Condensed Consolidated Statements of Cash Flows                         4

          e.     Notes to Condensed Consolidated Financial Statements                    5

     Item 2.     Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                             9

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk             15


Part  II.   Other Information

     Item  1.   Legal Proceedings                                                       17

     Item 2.    Changes in Securities                                                   17

     Item 3.    Defaults upon Senior Securities                                         17

     Item  4.   Submission of Matters to a Vote of Security Holders                     17

     Item  5.   Other Information                                                       17

     Item  6.   Exhibits and Reports on Form 8-K                                        17

                Signature  Page                                                         18

                                                                        Page 1
                        PART I. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
                 -------------------------------------------

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                                                                   June 30,
                                                                                    1999                    December 31,
                                                                                 (Unaudited)                    1998
                                                                               ----------------           ----------------
ASSETS
Cash and due from banks                                                                $35,235                    $39,710
Federal funds sold                                                                      39,100                     31,000
Securities available-for-sale                                                           65,268                     66,927
Securities held-to-maturity (fair value of $203,082 at June
    30, 1999 and $195,526 at December 31, 1998)                                        204,660                    193,733

Loans, net of unearned discount                                                        570,872                    540,946
Allowance for loan losses                                                               (5,542)                    (4,946)
                                                                               ----------------           ----------------
         Loans, net                                                                    565,330                    536,000

Premises and equipment, net                                                             19,043                     18,753
Accrued  interest  receivable  and  other  assets                                        8,936                      8,067
Intangibles,net                                                                          7,982                      8,485
                                                                               ----------------           ----------------


TOTAL ASSETS                                                                          $945,554                   $902,675
                                                                               ----------------           ----------------
                                                                               ----------------           ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand, non-interest bearing                                                     $134,913                   $142,427
     NOW accounts                                                                       89,107                     87,611
     Money market accounts                                                              52,448                     45,736
     Savings                                                                           182,552                    172,329
     Time deposits,  $100,000 and over                                                  74,498                     69,871
     Other time deposits                                                               247,838                    228,342
                                                                               ----------------           ----------------
         Total deposits                                                                781,356                    746,316

Short-term borrowings                                                                   72,338                     65,540
Long-term debt                                                                           1,259                      3,059
Accrued interest and other liabilities                                                   5,709                      5,652
                                                                               ----------------           ----------------
         Total liabilities                                                             860,662                    820,567
                                                                               ----------------           ----------------

STOCKHOLDERS' EQUITY
Preferred stock                                                                       -                          -
Common stock                                                                            24,318                     24,318
Additional paid-in capital                                                                  14                         14
Retained earnings                                                                       62,362                     58,578
Treasury stock                                                                            (750)                      (750)
Unrealized   loss  on  securities  available-for-sale,
     net of tax                                                                         (1,052)                       (52)
                                                                               ----------------           ----------------
          Total Stockholders' Equity                                                    84,892                     82,108
                                                                               ----------------           ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $945,554                   $902,675
                                                                               ----------------           ----------------
                                                                               ----------------           ----------------

See Notes to Condensed Consolidated Financial Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
                 -------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                 (Dollars in thousands, except per share data)


                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                             1999             1998                   1999             1998
                                                        ---------------    ------------        ---------------    ------------
INTEREST INCOME:
  Loans                                                     $11,545           $11,540               $22,721           $23,012
  Securities:
    Taxable                                                   3,203             2,612                 6,320             5,313
    Tax-exempt                                                  385               430                   779               865
  Federal funds sold                                            521               834                   939             1,528
                                                        ---------------    -------------       ---------------    -------------
      Total interest income                                  15,654            15,416                30,759            30,718
                                                        ---------------    -------------       ---------------    -------------


INTEREST EXPENSE:
  Deposits                                                    5,817             6,059                11,390            12,188
  Short-term borrowings                                         552               568                 1,134             1,129
  Long-term debt                                                 24                94                    65               191
                                                        ---------------    -------------       ---------------    -------------
      Total interest expense                                  6,393             6,721                12,589            13,508
                                                        ---------------    -------------       ---------------    -------------


Net interest income                                           9,261             8,695                18,170            17,210

Provision for loan losses                                       375               375                   750               684
                                                        ---------------    -------------       ---------------    -------------

Net interest income after provision for loan losses           8,886             8,320                17,420            16,526
                                                        ---------------    -------------       ---------------    -------------


NONINTEREST INCOME:
  Trust fees                                                    328               269                   683               589
  Service charges on deposit accounts                           979             1,014                 1,899             1,912
  Securities gains, net                                         (12)               15                    15                74
  Other income                                                  513               434                   982               859
                                                        ---------------    -------------       ---------------    -------------
      Total noninterest income                                1,808             1,732                 3,579             3,434
                                                        ---------------    -------------       ---------------    -------------


NONINTEREST EXPENSES:
  Salaries and employee benefits                              3,316             3,309                 6,609             6,592
  Occupancy and equipment expense                               750               854                 1,540             1,645
  Data processing expense                                       388               379                   645               659
  Amortization of intangibles                                   251               251                   502               502
  Other expenses                                              1,629             1,417                 2,857             2,772
                                                        ---------------    -------------       ---------------    -------------
      Total noninterest expenses                              6,334             6,210                12,153            12,170
                                                        ---------------    -------------       ---------------    -------------


INCOME BEFORE INCOME TAXES                                    4,360             3,842                 8,846             7,790

 Income tax expense                                           1,478             1,281                 3,005             2,614
                                                        ---------------    -------------       ---------------    -------------


NET INCOME                                                   $2,882            $2,561                $5,841            $5,176
                                                        ---------------    -------------       ---------------    -------------
                                                        ---------------    -------------       ---------------    -------------

Earnings per common share                                     $1.19             $1.05                 $2.41             $2.13
                                                        ---------------    -------------       ---------------    -------------
                                                        ---------------    -------------       ---------------    -------------

Weighted  average  number  of  shares  outstanding        2,420,436         2,431,804             2,420,436         2,431,804
                                                        ---------------    -------------       ---------------    -------------
                                                        ---------------    -------------       ---------------    -------------

See  Notes  to  Condensed  Consolidated  Financial  Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
                 -------------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                            (Dollars in thousands)


                                                            Comprehensive Income                    Stockholders' Equity
                                                               Six Months Ended                       Six Months Ended
                                                                   June 30,                               June 30,
                                                             1999              1998                 1999              1998
                                                        -------------     --------------       -------------     --------------
COMMON STOCK:
  Beginning and end of period                                                                      $24,318            $24,318
                                                                                               -------------     --------------

ADDITIONAL PAID-IN CAPITAL:
  Beginning and end of period                                                                           14               -
                                                                                               -------------     --------------

RETAINED EARNINGS:
  Beginning of period                                                                               58,578             52,607
  Net income                                                 $5,841            $5,176                5,841              5,176
  Cash dividends declared                                                                           (2,057)            (1,824)
                                                                                               -------------     --------------
  End of period                                                                                     62,362             55,959
                                                                                               -------------     --------------

TREASURY STOCK (AT COST):
  Beginning and end of period                                                                         (750)              -
                                                                                               -------------     --------------

UNREALIZED GAIN (LOSS) ON SECURITIES
     AVAILABLE-FOR-SALE:
  Beginning of period                                                                                  (52)               20
  Unrealized gains (losses) on securities,
   net of reclassification adjustment                        (1,000)               11
                                                        -------------     -------------
  Other comprehensive income                                 (1,000)               11               (1,000)               11
                                                        -------------     -------------        -------------     --------------
  End of period                                                                                     (1,052)               31
                                                                                               -------------     --------------
      Total comprehensive income                             $4,841            $5,187
                                                        -------------     -------------
                                                        -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                                                         $84,892           $80,308
                                                                                               -------------     --------------
                                                                                               -------------     --------------

See Notes to Condensed Consolidated Financial Statements.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in Thousands)



                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                              1999               1998
                                                                                          -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                              $     5,841        $      5,176
  Adjustments to reconcile net income to net cash
       from operating activities:
     Depreciation                                                                                 870                 843
     Provision for loan losses                                                                    750                 684
     Amortization of securities premiums, net of accretion                                         28                  28
     Net securities gains                                                                         (15)                (74)
     Net gains on sale of other real estate                                                         -                  (2)
     Amortization of intangibles                                                                  502                 502
     (Increase) decrease in accrued interest receivable and other assets                         (211)                346
     Increase in accrued interest and other liabilities                                            57                 461
                                                                                          -----------        ------------
        Net cash from operating activities                                                      7,822               7,964
                                                                                          -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in federal funds sold, net                                                            (8,100)            (38,300)
  Proceeds from maturities of securities                                                       66,090              79,070
  Proceeds from sale of securities                                                              6,998                -
  Purchase of securities                                                                      (84,026)            (53,844)
  Loans made to customers, net of principal collections                                       (30,130)             (7,104)
  Purchase of premises and equipment                                                           (1,160)               (488)
  Proceeds from sale of other real estate                                                          50                   7
                                                                                          -----------        ------------
      Net cash from investing activities                                                      (50,278)            (20,659)
                                                                                          -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                     35,040               7,428
  Net increase in short-term borrowings                                                         6,798              10,253
  Principal paid on long-term debt                                                             (1,800)               (250)
  Dividends paid                                                                               (2,057)             (1,824)
                                                                                          -----------        ------------
    Net cash from financing activities                                                         37,981              15,607
                                                                                          -----------        ------------

Net change in cash and due from banks                                                          (4,475)              2,912

CASH AND DUE FROM BANKS
  Beginning                                                                                    39,710              34,591
                                                                                          -----------        ------------
  Ending                                                                                  $    35,235        $     37,503
                                                                                          -----------        ------------
                                                                                          -----------        ------------

SUPPLEMENTAL DISCLOSURES
Cash payments for:
  Interest paid                                                                           $    12,761        $     12,964
  Income taxes                                                                                  3,150               2,187


See Notes to Condensed Consolidated Financial Statements.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)
         (Table amounts in thousands of dollars, except per share data)

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

The results of operations for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Earnings per share of common stock is based on weighted average number of shares outstanding during the period.

NOTE  2  -  SECURITIES

The amortized cost and fair value of securities available-for-sale at June 30, 1999 and December 31, 1998 are as follows:


                                                                      Amortized                    Fair
                                                                        Cost                       Value
                                                                   ----------------           ----------------
                                      June 30, 1999
                                      -------------
U. S. Treasury                                                     $          -               $          -
U. S. Government agencies                                                    64,984                     63,261
Corporate                                                                     1,021                      1,000
Federal Reserve Bank stock                                                    1,007                      1,007
                                                                   ----------------           ----------------
                                                                   $         67,012           $         65,268
                                                                   ----------------           ----------------
                                                                   ----------------           ----------------



                                                                      Amortized                     Fair
                                                                        Cost                        Value
                                                                   ----------------           ----------------
                                    December 31, 1998
                                    -----------------
U. S. Treasury                                                     $          5,998           $          6,048
U. S. Government agencies                                                    58,985                     58,845
Corporate                                                                     1,023                      1,027
Federal Reserve Bank stock                                                    1,007                      1,007
                                                                   ----------------           ----------------
                                                                   $         67,013           $         66,927
                                                                   ----------------           ----------------
                                                                   ----------------           ----------------


The amortized cost and fair value of securities held-to-maturity at June 30, 1999 and December 31, 1998 are as follows:

                                                                      Amortized                     Fair
                                                                        Cost                        Value
                                                                   ----------------           ----------------
                                      June 30, 1999
                                      -------------
U. S. Treasury                                                     $          9,015           $          9,093
U. S. Government agencies                                                   165,505                    163,415
States and political subdivisions                                            30,140                     30,574
                                                                   ----------------           ----------------
                                                                   $        204,660           $        203,082
                                                                   ----------------           ----------------
                                                                   ----------------           ----------------














                                                                      Amortized                     Fair
                                                                        Cost                        Value
                                                                   ----------------           ----------------
                                    December 31, 1998
                                    -----------------
U. S. Treasury                                                     $         16,021           $         16,250
U. S. Government agencies                                                   147,673                    148,235
States and political subdivisions                                            30,039                     31,041
                                                                   ----------------           ----------------
                                                                   $        193,733           $        195,526
                                                                   ----------------           ----------------
                                                                   ----------------           ----------------

Securities with a carrying value of approximately $178,118,000 and $155,000,000 at June 30, 1999 and December 31, 1998, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

The components of loans at June 30, 1999 and December 31, 1998 were as follows:

                                                                       June 30,                 December 31,
                                                                         1999                       1998
                                                                   ----------------           ----------------
Commercial and commercial real estate                              $        203,964           $        184,988
Residential real estate                                                     127,236                    136,894
Construction                                                                 13,339                     15,624
Agricultural                                                                 10,106                      9,763
Consumer                                                                    216,227                    193,677
                                                                   ----------------           ----------------
     Total  loans                                                  $        570,872           $        540,946
                                                                   ----------------           ----------------
                                                                   ----------------           ----------------


Impaired loans consist of commercial and commercial real estate loans. Impaired loans amounted to $347,000 at June 30, 1999 and $786,000 at December 31, 1998.

Changes in the allowance for loan losses were as follows:

                                                                         1999                       1998
                                                                   ----------------           ----------------
Balance, beginning of year                                         $          4,946           $          4,437
   Provision charged to operations                                              750                        684
   Loans charged-off                                                           (727)                      (678)
   Recoveries                                                                   573                        120
                                                                   ----------------           ----------------
Balance, June 30, 1999 and 1998                                    $          5,542           $          4,563
                                                                   ----------------           ----------------
                                                                   ----------------           ----------------


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

A summary of the contract amounts of the Bank's exposure to off-balance-sheet risk is as follows:

                                                  June 30,              December 31,
                                                    1999                     1998
                                                ------------            ------------
Loan commitments                                $     69,523            $     69,092
Standby letters of credit                             13,002                  16,833


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

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on securities available-for-sale as an addition to (deduction from) net income to arrive at comprehensive income of $4.8 million for the first six months of 1999, compared to $5.2 million for the first six months of 1998.

                 FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
                 -------------------------------------------

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


FINANCIAL CONDITION

Total assets increased $42,879,000 or 4.75% to $945,554,000 as of June 30, 1999, compared to December 31, 1998. During the first six months of 1999, net loans increased $29,330,000, up 5.47% from December 31, 1998. Deposits increased $35,040,000 during the first six months of 1999, up 4.70% from December 31, 1998. Stockholders' Equity increased $2,784,000, up 3.39% from December 31, 1998.

At June 30, 1999, earning assets were $879,900,000, an increase of $47,294,000 or 5.68% from $832,606,000 at December 31, 1998. Average earning assets for the three months ended June 30, 1999 were $847,038,000, an increase of $58,882,000, or 4.13% from the same period in 1998, primarily due to an increase of $28,258,000 in the average loan portfolio and an increase of $30,624,000 in average investments.

Interest-bearing liabilities were $720,040,000 at June 30, 1999, an increase of $47,552,000 or 7.07%, from $672,488,000 at December 31, 1998. The increase was primarily due to an increase of 14.68% in money market accounts, a 5.93% increase in savings accounts, a 8.09% increase in time deposits, and an increase of 10.37% in short-term borrowings as a result of fluctuations in the balances of seasonal public funds.

Average interest-bearing liabilities for the three months ended June 30, 1999 were $684,801,000, an increase of $42,119,000, or 6.55% from the same period in 1998. The increase was primarily due to a 6.53% increase in interest-bearing deposits and a 12.90% increase in short-term borrowings.

RESULTS  OF  OPERATIONS

For the three months ended June 30, 1999, the Company earned $2,882,000 or $1.19 per share as compared to $2,561,000 or $1.05 per share for the same period in 1998. On a percentage basis, net income for the second quarter of 1999 increased by 12.53% over that of the second quarter of 1998. The Company's annualized return on average assets for the three months ended June 30, 1999 was 1.26% versus 1.19% for the same period in 1998. Annualized return on average equity was 13.70% for the second quarter of 1999 compared to 12.89% for the second quarter of 1998.

For the six months ended June 30, 1999, the Company earned $5,841,000 or $2.41 per share as compared to $5,176,000 or $2.13 per share for the same period in 1998. During this period, net income increased 12.85% over the same period in 1998. The Company's annualized return on average assets for the six months ended June 30, 1999 was 1.30% versus 1.22% for the same period in 1998. Annualized return on average equity was 14.07% for the six months ended June 30, 1999 compared to 13.23% for the same period in 1998.


NET INTEREST INCOME

Net interest income, the difference between total interest earned on earning assets and total interest expense on interest-bearing liabilities, is the Company's principal source of income. Net interest income is influenced by changes in the volume and yield on earning assets as well as changes in the volume and rates paid on interest-bearing liabilities. The Company attempts to favorably impact net interest income through investment decisions and monitoring interest rates offered to customers, particularly rates for time deposits and short-term borrowings.

On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.51% for the three months ended June 30, 1999, as compared to 4.55% for the same period in 1998.

For the three months ending June 30, 1999, the yield on earning assets decreased 44 basis points to 7.41% and the cost of interest-bearing liabilities decreased 45 basis points to 3.74% as compared to the same period in 1998. The decrease in the yield on earning assets is due primarily to the decrease in loan and securities interest rates. The decrease in the cost of interest-bearing liabilities is due primarily to a combination of the increase in the volume of savings, money market, and time deposit accounts and the decrease in the interest rates paid on those funds.

Tax equivalent net interest income for the three months ended June 30, 1999, increased $572,000 or 6.40% compared to the same period in 1998. The increase in the volume of earning assets net of interest-bearing liabilities produced $588,000 of the net interest income increase while changes in interest rates decreased income by $16,000.

For the six months ended June 30, 1999, on a tax equivalent basis, the Company's net interest income expressed as a percentage of average interest earning assets was 4.52% as compared to 4.54% for the same period in 1998. The yield on earning assets decreased 43 basis points to 7.45% and the cost of interest-bearing liabilities decreased 48 basis points to 3.76%. Tax equivalent net interest income for the six months ended June 30, 1999 increased $969,000 or 5.47% compared to the same period in 1998. The increase in the volume of earning assets net of interest-bearing liabilities produced $986,000 of the net interest income increase while changes in interest rates decreased income by $17,000.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on deposit accounts and trust fees. Total noninterest income was $1,808,000 for the three months ended June 30, 1999, an increase of $76,000, or 4.39%, from the same period in 1998. The ratio of noninterest income to income before taxes was 41.47% and 45.08% for the three months ended June 30, 1999 and 1998, respectively.

The noninterest income increase of $76,000 was primarily attributable to an increase of $30,000 in servicing fees on real estate mortgage loans sold, an increase of $59,000 in trust fees, and an increase of $10,000 in ATM surcharge fees. These increases are offset in part by a decrease in net securities gains of $27,000 and a decrease of $35,000 in deposit service charges.

For the six months ended June 30, 1999, the total noninterest income was $3,579,000 an increase of $145,000 or 4.22% from the same period in 1998. The increase included increases in trust fees of $94,000, servicing fees on real estate mortgage loans sold of $57,000, ATM surcharge fees of $35,000, and gains on the sale of loans of $20,000. These increases are offset by decreases in deposit service charges of $13,000 and securities gains of $59,000.


NONINTEREST EXPENSE

Noninterest expense increased $124,000, or 2.00%, to $6,334,000 for the three months ended June 30, 1999 as compared to $6,210,000 in the same period in 1998. For the six months ended June 30,1999, noninterest expense decreased $17,000 or .14% to $12,153,000 as compared to $12,170,000 for the same period in 1998.

Details of noninterest expenses for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, are presented in the following schedule:


                                                       Three Months Ended                         Six Months Ended
                                                            June 30,                                  June 30,
                                                  1999                   1998                 1999              1998
                                           ----------------       ----------------      ---------------    -------------
Salaries and employee benefits                   $3,316                 $3,309                $6,609            $6,592
Occupancy and equipment expense                     750                    854                 1,540             1,645
Data processing                                     388                    379                   645               659
FDIC insurance and bank exam assessment              67                     57                   133               119
Printing, stationery, and supplies                  139                    161                   249               318
Postage                                             102                    109                   191               253
Amortization of intangibles                         251                    251                   502               502
All other expenses                                1,321                  1,090                 2,284             2,082

                                           ----------------       ----------------      ---------------    -------------
Total  noninterest  expense                      $6,334                 $6,210               $12,153           $12,170
                                           ----------------       ----------------      ---------------    -------------
                                           ----------------       ----------------      ---------------    -------------

Salaries and employee benefits represented the largest category of noninterest expense, accounting for 52.35% of total noninterest expense for the three months ended June 30, 1999 versus 53.29% in the same period in 1998. Salaries and benefits represented 54.38% of total noninterest expense for the six months ended June 30, 1999 versus 54.17% in the same period in 1998. Salaries and employee benefits for the three months and six months ended June 30, 1999 were substantially the same as the respective prior year periods. Compensation expense has been controlled through efficiencies resulting from merging all four of the Company's subsidiary banks together in March 1998. The Company's number of full-time equivalent employees at June 30, 1999 were 363, compared to 356 and 364 at December 31, 1998 and 1997, respectively.

The year-to-date decrease in data processing, supplies, and postage expenses from 1998 to 1999 were primarily a result of expenses incurred in 1998 to merge the subsidiary banks.

NONPERFORMING LOANS

Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

As of June 30, 1999, the Company's nonperforming loans were $1,910,000 or
 .33% of total loans compared to $3,164,000 or .58% of total loans at December 31, 1998. The decrease is attributable to decreases of $1,105,000 in nonperforming real estate loans, $29,000 in nonperforming consumer loans, $45,000 in nonperforming other loans, and $75,000 in nonperforming commercial loans. Impaired loans amounted to $347,000 at June 30, 1999, and $786,000 at December 31, 1998.


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

The allowance for loan losses increased $596,000 for the six month period ended June 30, 1999 to $5,542,000, which represented .97% of total loans. At December 31, 1998, the allowance for loan losses represented .91% of total loans.


CAPITAL RESOURCES

Stockholders' equity was $84,892,000 at June 30, 1999, an increase of $2,784,000, or 3.39% over December 31, 1998. At June 30, 1999, stockholders'
equity represented 8.98% of total assets compared to 9.10% at December 31, 1998.

Under rules adopted by federal bank regulatory agencies, bank holding companies and financial institutions are subject to "risk based" capital measurements. These regulations establish minimum levels for risk-based Tier 1 Capital and Total Capital ratios and the leverage ratio. The parent company (on a consolidated basis) and its subsidiary bank currently are considered "well capitalized" and exceed the capital requirements established by federal bank regulatory agencies.

The Company's consolidated actual capital ratios at June 30, 1999 and December 31, 1998 are summarized below:


                                                June 30,      December 31,
                                                  1999           1998
                                                --------      ------------
Total Capital to risk-weighted assets             13.41%         13.43%

Tier I Capital to risk-weighted assets            12.53%         12.59%

Tier I Capital to average assets                   8.67%          8.43%

NEW ACCOUNTING PRONOUNCEMENTS

In 1999 and 2000, new accounting pronouncements that have been issued will take effect. These pronouncements and their expected effects on the Company, are summarized below.

Statement of Financial Accounting Standards (Statement) 133 on derivatives will, in 2001, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value charged or credited to income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of Statement 133, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain citeria are met. This Statement may be adopted early at the start of a calendar quarter. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement 133 is not expected to have a material impact on the Company's financial statements. However, the Company may take advantage of the opportunity provided by Statement 133 to reclassify held-to-maturity securities to available-for-sale. Management has not decided whether to adopt Statement 133 early.

Statement 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available-for-sale, or, in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized mortgage loans, Statement 134 is not expected to affect the Company.

AICPA Statement of Position 98-1, effective in 1999, sets the accounting requirement to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized cost of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement 121. Statement of Position 98-1 has not had any impact on the Company.

AICPA Statement of Position 98-5, also effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be written off to income at the start of the year. Statement 98-5 has not had any impact on the Company, since no such costs were capitalized at December 31, 1998.

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

The Company has developed a strategic plan for Year 2000 compliance which is being administered by a committee comprised of individuals from all functional areas of the Company as well as being reviewed by senior management and the board of directors. The plan follows guidelines set forth by the Federal Financial Institutions Examinations Council (FFEIC). Our overall readiness is reviewed quarterly by the Comptroller of the Currency, and their current review schedule will continue throughout 1999. The Company has also developed contingency plans for all critical systems and applications to deal with system failures should they occur internally or externally. During the third and fourth quarters, the Company will be testing these contingency plans.

The Company's data processing provider and other vendors have been contacted and have indicated that their hardware and software is Year 2000 compliant. The Company has upgraded to those compliant software versions and completed the testing of these systems. In addition, alarms, heating and cooling systems, and other computer controlled mechanical devices which the Company relies on have been evaluated.

The Company has not identified any situations that will require material cost expenditures in order to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers. The Company has communicated with key customers to ensure that they are aware of and are properly prepared for the Year 2000.

                   FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
                   -------------------------------------------

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarily limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiary. The Company's exposure to interest rate risk results from changes in either the short-term U.S. prime interest rate or the rates offered for short and medium term bonds and notes of the U.S. Treasury. The following Tables present the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits, short-term borrowings and long-term debt as of June 30, 1999 and December 31, 1998.

                                                                     ANALYSIS AS OF JUNE 30, 1999
                                                          EXPECTED MATURITY AMOUNTS FOR YEARS ENDING JUNE 30,
                                  -------------------------------------------------------------------------------------------------
                                                                        2002                                              Fair
                                                                       Through          After                             Value
                                      2000             2001             2004            2004             Total            Total
                                  ------------     ------------     ------------     ------------     ------------     ------------
ASSETS
Securities, fixed rate
   Available-for-sale             $          -     $          -     $     49,012     $     18,000     $     67,012     $     65,268
   Average interest rate                     -                -             5.36%            6.17%            5.58%

   Held-to-maturity                     11,311           16,182           143,494          33,673          204,660          203,082
   Average interest rate                  6.10%            5.91%             5.79%           5.89%            5.83%

Loans, fixed rate (1)                  100,873           57,402           209,053          79,516          446,844          448,093
   Average interest rate                  8.46%            8.62%             8.29%           7.93%            8.31%

LIABILITIES
NOW, money market and
   savings deposits (2)           $    324,107     $          -     $           -     $         -     $    324,107     $    324,107
   Average interest rate                  2.48%               -                 -               -             2.48%

Time deposits, fixed rate              294,723           14,417            13,144              52          322,336          323,664
   Average interest rate                  4.79%            5.29%             5.60%           4.25%            4.84%

Short-term borrowings, fixed rate        72,338               -                 -               -           72,338           72,338
   Average interest rate                   4.80%              -                 -               -             4.80%

Long-term debt, variable rate             1,259               -                 -               -            1,259            1,259
   Average interest rate                   8.00%              -                 -               -             8.00%


(1) Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2) NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending June 30, 2000, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.


                                                                    ANALYSIS AS OF DECEMBER 31, 1998
                                                         EXPECTED MATURITY AMOUNTS FOR YEARS ENDING DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                                                        2001                                              Fair
                                                                       Through          After                             Value
                                      1999             2000             2003            2003             Total            Total
                                  ------------     ------------     ------------     ------------     ------------     ------------
ASSETS
Securities,  fixed  rate
   Available-for-sale             $      4,999     $    -           $     47,008     $     15,006     $     67,013     $     66,927
   Average interest rate                  6.05%         -                    5.35%           6.04%            5.55%

   Held-to-maturity                     14,821           12,126           136,638          30,148          193,733          195,526
   Average interest rate                  5.85%            6.09%             5.90%           5.78%            5.89%

Loans, fixed rate (1)                   97,040           52,838           187,935          83,262          421,075          425,351
   Average interest rate                  8.63%            8.74%             8.46%           8.07%            8.46%

LIABILITIES
NOW, money market and
   savings deposits (2)           $    305,676     $     -          $     -          $    -           $    305,676     $    305,676
   Average interest rate                  2.50%          -                -               -                   2.50%

Time deposits, fixed rate              266,648           16,586            14,979         -                298,213          300,001
   Average interest rate                  4.98%            5.68%             5.77%        -                   5.06%

Short-term borrowings, fixed rate       65,540           -                -               -                 65,540           65,540
   Average interest rate                  4.92%          -                -               -                   4.92%

Long-term debt, variable rate            3,059           -                -               -                  3,059            3,059
   Average interest rate                  7.49%          -                -               -                   7.49%


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

On March 11, 1999, the annual meeting of stockholders was held. At the meeting, Sheldon C. Bell, George H. Buck, Albert G. D'Ottavio, Watson A. Healy, Harvey J. Lewis, Walter F. Nolan, Charles R. Peyla, Louis R. Peyla, Kevin T. Reardon, Michael C. Reardon and Howard E. Reeves were elected to serve as directors with terms expiring in 2000.

There were 2,420,436 outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual was as follows:


Election of Directors               For                Withheld
---------------------            ----------             --------
Sheldon C. Bell                  1,866,626                 --
George H. Buck                   1,866,626                 --
Albert G. D'Ottavio              1,866,626                 --
Watson A. Healy                  1,866,554                   72
Harvey A. Lewis                  1,865,294                1,332
Walter F. Nolan                  1,866,626                 --
Charles R. Peyla                 1,861,082                5,544
Louis R. Peyla                   1,865,282                1,344
Kevin T. Reardon                 1,862,368                4,258
Michael C. Reardon               1,866,258                  368
Howard E. Reeves                 1,866,542                   84

ITEM  5.   OTHER INFORMATION

Not  Applicable.


ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

 27.1      Financial Data Schedule


  (b)     Reports  on  Form  8-K

None.

                                   SIGNATURES
                                   ----------



Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          FIRST NATIONAL BANCORP, INC.

                                  (REGISTRANT)

                              DATE: AUGUST 5, 1999






/s/  Kevin  T.  Reardon                            /s/  Albert  G.  D'Ottavio
-----------------------                            --------------------------
Kevin T. Reardon                                   Albert G. D'Ottavio
Chairman of the Board                              President
Chief Executive Officer                            Principal Accounting Officer
                                                   & Chief Financial Officer