Form 10-Q
period 1999-09-30
FIRST NATIONAL BANCORP INC /IL/
filed 1999-11-09
CIK 788783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1999

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-15123

I.R.S. Employer Identification Number 31-1182986

FIRST NATIONAL BANCORP, INC.
(an Illinois Corporation)
78 N. Chicago St.
Joliet, Illinois 60432
Telephone: (815) 726-4371

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,420,436 shares of the Company's Common Stock ($10.00 par value) were outstanding as of November 3, 1999.

FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

CONTENTS

Part I. Financial Information

Part II. Other Information

Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
	Signature Page	18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 1999 (Unaudited)	December 31, 1998
ASSETS
Cash and due from banks	$55,459	$39,710
Federal funds sold	26,700	31,000
Securities available-for-sale	69,871	66,927
Securities held-to-maturity (fair value of $205,703 at September 30, 1999 and $195,526 at December 31, 1998)	209,095	193,733
Loans, net of unearned discount	586,953	540,946
Allowance for loan losses	(5,777)	(4,946)

Loans, net	581,176	536,000
Premises and equipment, net	19,547	18,753
Accrued interest receivable and other assets	11,196	8,067
Intangibles, net	7,731	8,485

TOTAL ASSETS	$980,775	$902,675

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing	$146,297	$142,427
NOW accounts	97,605	87,611
Money market accounts	56,632	45,736
Savings	181,663	172,329
Time deposits, $100,000 and over	69,718	69,871
Other time deposits	249,195	228,342

Total deposits	801,110	746,316
Short-term borrowings	86,367	65,540
Long-term debt	1,259	3,059
Accrued interest and other liabilities	5,541	5,652

Total liabilities	894,277	820,567

STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	24,318	24,318
Additional paid-in capital	14	14
Retained earnings	64,206	58,578
Treasury stock	(750)	(750)
Unrealized loss on securities available-for-sale, net of tax	(1,290)	(52)

Total Stockholders' Equity	86,498	82,108

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$980,775	$902,675

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
INTEREST INCOME:
Loans	$11,901	$11,770	$34,622	$34,782
Securities:
Taxable	3,627	2,602	9,947	7,915
Tax-exempt	389	418	1,168	1,283
Federal funds sold	501	926	1,440	2,454

Total interest income	16,418	15,716	47,177	46,434

INTEREST EXPENSE:
Deposits	6,063	6,081	17,453	18,269
Short-term borrowings	842	785	1,976	1,914
Long-term debt	26	94	91	285

Total interest expense	6,931	6,960	19,520	20,468

Net interest income	9,487	8,756	27,657	25,966
Provision for loan losses	525	375	1,275	1,059

Net interest income after provision for loan losses	8,962	8,381	26,382	24,907

NONINTEREST INCOME:
Trust fees	321	287	1,004	876
Service charges on deposit accounts	1,026	979	2,925	2,891
Securities gains, net	—	20	15	94
Other income	456	488	1,438	1,347

Total noninterest income	1,803	1,774	5,382	5,208

NONINTEREST EXPENSES:
Salaries and employee benefits	3,414	3,243	10,023	9,835
Occupancy and equipment expense	840	816	2,380	2,461
Data processing expense	394	349	1,039	1,008
Amortization of intangibles	251	307	753	809
Other expenses	1,553	1,397	4,410	4,169

Total noninterest expenses	6,452	6,112	18,605	18,282

INCOME BEFORE INCOME TAXES	4,313	4,043	13,159	11,833
Income tax expense	1,440	1,356	4,445	3,970

NET INCOME	$2,873	$2,687	$8,714	$7,863

Earnings per common share	$1.19	$1.11	$3.60	$3.24

Weighted average number of shares outstanding	2,420,436	2,416,038	2,420,436	2,426,491

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Comprehensive Income Nine Months Ended September 30,		Stockholders' Equity Nine Months Ended September 30,
	1999	1998	1999	1998
COMMON STOCK:
Beginning and end of period			$24,318	$24,318

ADDITIONAL PAID-IN CAPITAL:
Beginning and end of period			14	—

RETAINED EARNINGS:
Beginning of period			58,578	52,607
Net income	$8,714	$7,863	8,714	7,863
Cash dividends declared			(3,086)	(2,729)

End of period			64,206	57,741

TREASURY STOCK (At Cost):
Beginning of period			(750)	—
Stock purchase of 17,268 shares			—	(1,140)

End of period			(750)	(1,140)

UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE:
Beginning of period			(52)	20
Unrealized gains (losses) on securities, net of reclassification adjustment	(1,238)	44

Other comprehensive income	(1,238)	44	(1,238)	44

End of period			(1,290)	64

Total comprehensive income	$7,476	$7,907

TOTAL STOCKHOLDERS' EQUITY			$86,498	$80,983

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,714	$7,863
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,324	1,276
Provision for loan losses	1,275	1,059
Amortization of securities premiums, net of accretion	16	43
Net securities gains	(15)	(94)
Net gains on sale of other real estate	—	(15)
Amortization of intangibles	753	753
(Increase) decrease in accrued interest receivable and other assets	(2,314)	(186)
Increase (decrease) in accrued interest and other liabilities	(111)	95

Net cash from operating activities	9,642	10,794

CASH FLOWS FROM INVESTING ACTIVITIES
Change in federal funds sold, net	4,300	31,800
Proceeds from maturities of securities	71,663	116,095
Proceeds from sale of securities	6,998	—
Purchase of securities	(99,020)	(133,449)
Loans made to customers, net of principal collections	(46,501)	(19,645)
Purchase of premises and equipment	(2,118)	(1,493)
Proceeds from sale of other real estate	50	121

Net cash from investing activities	(64,628)	(6,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	54,794	(7,143)
Net increase in short-term borrowings	20,827	12,271
Principal paid on long-term debt	(1,800)	(375)
Purchase of treasury stock	—	(1,140)
Dividends paid	(3,086)	(2,729)

Net cash from financing activities	70,735	884

Net change in cash and due from banks	15,749	5,107
CASH AND DUE FROM BANKS
Beginning	39,710	34,591

Ending	$55,459	$39,698

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest paid	$20,026	$20,320
Income taxes	4,780	3,485

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)
(Table amounts in thousands of dollars, except per share data)

NOTE 1 — BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the Company) and its subsidiary, First National Bank of Joliet, (the "Bank"). All material intercompany items and transactions have been eliminated in consolidation.

    The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1998 condensed balance sheet has been derived from the audited financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

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

    The results of operations for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

    Earnings per share of common stock is based on weighted average number of shares outstanding during the period.

NOTE 2 — SECURITIES

    The amortized cost and fair value of securities available-for-sale at September 30, 1999 and December 31, 1998 are as follows:

September 30, 1999	Amortized Cost	Fair Value
U. S. Treasury	$—	$—
U. S. Government agencies	69,982	67,874
Corporate	1,019	990
Federal Reserve Bank stock	1,007	1,007

	$72,008	$69,871

December 31, 1998	Amortized Cost	Fair Value
U. S. Treasury	$5,998	$6,048
U. S. Government agencies	58,985	58,845
Corporate	1,023	1,027
Federal Reserve Bank stock	1,007	1,007

	$67,013	$66,927

    The amortized cost and fair value of securities held-to-maturity at September 30, 1999 and December 31, 1998 are as follows:

September 30, 1999	Amortized Cost	Fair Value
U. S. Treasury	$7,011	$7,064
U. S. Government agencies	172,714	169,024
States and political subdivisions	29,370	29,615

	$209,095	$205,703

December 31, 1998	Amortized Cost	Fair Value
U. S. Treasury	$16,021	$16,250
U. S. Government agencies	147,673	148,235
States and political subdivisions	30,039	31,041

	$193,733	$195,526

    Securities with a carrying value of approximately $196,068,000 and $155,000,000 at September 30, 1999 and December 31, 1998, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

NOTE 3 — LOANS

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

    The components of loans at September 30, 1999 and December 31, 1998 were as follows:

	September 30, 1999	December 31, 1998
Commercial and commercial real estate	$207,565	$184,988
Residential real estate	130,093	136,894
Construction	13,211	15,624
Agricultural	11,111	9,763
Consumer	224,973	193,677

Total loans	$586,953	$540,946

    Impaired loans consist of commercial and commercial real estate loans. Impaired loans amounted to $1,188,000 at September 30, 1999 and $786,000 at December 31, 1998.

    Changes in the allowance for loan losses were as follows:

	1999	1998
Balance, beginning of year	$4,946	$4,437
Provision charged to operations	1,275	1,059
Loans charged-off	(1,168)	(1,216)
Recoveries	724	223

Balance, September 30, 1999 and 1998	$5,777	$4,503

NOTE 4 — COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET

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

    A summary of the contract amounts of the Bank's exposure to off-balance-sheet risk is as follows:

	September 30, 1999	December 31, 1998
Loan commitments	$66,061	$69,092
Standby letters of credit	8,605	16,833

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

NOTE 5 — COMPREHENSIVE INCOME

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Specifically, the Company has reported the change in unrealized gains and losses on securities available-for-sale as an addition to (deduction from) net income to arrive at comprehensive income of $7.5 million for the first nine months of 1999, compared to $7.9 million for the first nine months of 1998.

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

FINANCIAL CONDITION

    Total assets increased $78,100,000 or 8.65% to $980,775,000 as of September 30, 1999, compared to December 31, 1998. During the first nine months of 1999, net loans increased $45,176,000, up 8.43% from December 31, 1998. Deposits increased $54,794,000 during the first nine months of 1999, up 7.34% from December 31, 1998. Stockholders' Equity increased $4,390,000, up 5.35% from December 31, 1998.

    At September 30, 1999, earning assets were $892,619,000, an increase of $60,013,000 or 7.21% from $832,606,000 at December 31, 1998. Average earning assets for the three months ended September 30, 1999 were $888,863,000, an increase of $81,340,000, or 10.07% from the same period in 1998, primarily due to an increase of $38,008,000 in the average loan portfolio and an increase of $68,332,000 in average investments offset by a decrease of $25,000,000 in average federal funds sold.

    Interest-bearing liabilities were $742,439,000 at September 30, 1999, an increase of $69,951,000 or 10.40%, from $672,488,000 at December 31, 1998. The increase was primarily due to an increase of 15.67% in NOW accounts and money market accounts from additional seasonal public funds, a 5.42% increase in savings accounts, a 6.94% increase in time deposits, and an increase of 31.78% in short-term borrowings as a result of fluctuations in the balances of seasonal public funds.

    Average interest-bearing liabilities for the three months ended September 30, 1999 were $731,226,000, an increase of $71,163,000, or 10.78% from the same period in 1998. The increase was primarily due to a 9.25% increase in interest-bearing deposits and a 27.91% increase in short-term borrowings.

RESULTS OF OPERATIONS

    For the three months ended September 30, 1999, the Company earned $2,873,000 or $1.19 per share as compared to $2,687,000 or $1.11 per share for the same period in 1998. On a percentage basis, net income for the third quarter of 1999 increased by 6.92% over that of the third quarter of 1998. The Company's annualized return on average assets for the three months ended September 30, 1999 was 1.18% versus 1.22% for the same period in 1998. Annualized return on average equity was 13.25% for the third quarter of 1999 compared to 13.23% for the third quarter of 1998.

    For the nine months ended September 30, 1999, the Company earned $8,714,000 or $3.60 per share as compared to $7,863,000 or $3.24 per share for the same period in 1998. During this period, net income increased 10.82% over the same period in 1998. The Company's annualized return on average assets for the nine months ended September 30, 1999 was 1.26% versus 1.21% for the same period in 1998. Annualized return on average equity was 13.78% for the nine months ended September 30, 1999 compared to 13.40% for the same period in 1998.

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

    On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.35% for the three months ended September 30, 1999, as compared to 4.43% for the same period in 1998.

    For the three months ending September 30, 1999, the yield on earning assets decreased 39 basis points to 7.33% and the cost of interest-bearing liabilities decreased 42 basis points to 3.76% as compared to the same period in 1998. The decrease in the yield on earning assets is due primarily to the decrease in loan and securities interest rates. The decrease in the cost of interest-bearing liabilities is due primarily to a combination of the increase in the volume of savings, money market, and time deposit accounts and the decrease in the interest rates paid on those funds.

    Tax equivalent net interest income for the three months ended September 30, 1999, increased $719,000 or 7.97% compared to the same period in 1998. The increase in the volume of earning assets net of interest-bearing liabilities produced $729,000 of the net interest income increase while changes in interest rates decreased income by $10,000.

    For the nine months ended September 30, 1999, on a tax equivalent basis, the Company's net interest income expressed as a percentage of average interest earning assets was 4.46% as compared to 4.51% for the same period in 1998. The yield on earning assets decreased 42 basis points to 7.41% and the cost of interest-bearing liabilities decreased 46 basis points to 3.76%. Tax equivalent net interest income for the nine months ended September 30, 1999 increased $1,685,000 or 6.30% compared to the same period in 1998. The increase in the volume of earning assets net of interest-bearing liabilities produced $1,714,000 of the net interest income increase while changes in interest rates decreased income by $29,000.

NONINTEREST INCOME

    Noninterest income consists primarily of service charges on deposit accounts and trust fees. Total noninterest income was $1,803,000 for the three months ended September 30, 1999, an increase of $29,000, or 1.63%, from the same period in 1998. The ratio of noninterest income to income before taxes was 41.80% and 43.88% for the three months ended September 30, 1999 and 1998, respectively.

    The noninterest income increase of $29,000 was primarily attributable to an increase of $27,000 in servicing fees on real estate mortgage loans sold, an increase of $34,000 in trust fees, an increase of $15,000 in ATM surcharge fees, and an increase of $47,000 in service charges on deposit accounts. These increases are offset in part by a decrease in net securities gains of $20,000 and a decrease of $69,000 in gains on the sale of loans.

    For the nine months ended September 30, 1999, the total noninterest income was $5,382,000 an increase of $174,000 or 3.34% from the same period in 1998. The increase included increases in trust fees of $128,000, servicing fees on real estate mortgage loans sold of $85,000, ATM surcharge fees of $50,000, and service charges on deposit accounts of $34,000. These increases are offset by decreases in gains on the sale of loans of $48,000 and net securities gains of $79,000.

NONINTEREST EXPENSE

    Noninterest expense increased $340,000, or 5.56%, to $6,452,000 for the three months ended September 30, 1999 as compared to $6,112,000 in the same period in 1998. For the nine months ended September 30, 1999, noninterest expense increased $323,000 or 1.77% to $18,605,000 as compared to $18,282,000 for the same period in 1998.

    Details of noninterest expenses for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, are presented in the following schedule:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Salaries and employee benefits	$3,414	$3,243	$10,023	$9,835
Occupancy and equipment expense	840	816	2,380	2,461
Data processing	394	349	1,039	1,008
FDIC insurance and bank exam assessment	68	67	201	186
Printing, stationery, and supplies	160	143	409	461
Postage	115	119	306	372
Amortization of intangibles	251	251	753	753
All other expenses	1,210	1,124	3,494	3,206

Total noninterest expense	$6,452	$6,112	$18,605	$18,282

    Salaries and employee benefits represented the largest category of noninterest expense, accounting for 52.91% of total noninterest expense for the three months ended September 30, 1999 versus 53.06% in the same period in 1998. Salaries and benefits represented 53.87% of total noninterest expense for the nine months ended September 30, 1999 versus 53.80% in the same period in 1998. Compensation expense has been controlled through efficiencies resulting from merging all four of the Company's subsidiary banks together in March 1998. The Company's number of full-time equivalent employees at September 30, 1999 were 373, compared to 356 and 364 at December 31, 1998 and 1997, respectively.

    The year-to-date decrease in supplies, and postage expenses from 1998 to 1999 were primarily due to the increased expenses incurred in 1998 as a result of the merger of the subsidiary banks.

NONPERFORMING LOANS

    Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

    As of September 30, 1999, the Company's nonperforming loans were $3,943,000 or .67% of total loans compared to $3,164,000 or .58% of total loans at December 31, 1998. The increase is attributable to increases of $316,000 in nonperforming real estate loans, and $452,000 in nonperforming consumer loans. Impaired loans amounted to $1,188,000 at September 30, 1999, and $786,000 at December 31, 1998.

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

    The allowance for loan losses increased $831,000 for the nine month period ended September 30, 1999 to $5,777,000, which represented .98% of total loans. At December 31, 1998, the allowance for loan losses represented .91% of total loans.

CAPITAL RESOURCES

    Stockholders' equity was $86,498,000 at September 30, 1999, an increase of $4,390,000, or 5.35% over December 31, 1998. At September 30, 1999, stockholders' equity represented 8.82% of total assets compared to 9.10% at December 31, 1998.

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

    The Company's consolidated actual capital ratios at September 30, 1999 and December 31, 1998 are summarized below:

	September 30, 1999	December 31, 1998
Total Capital to risk-weighted assets	13.41%	13.43%
Tier I Capital to risk-weighted assets	12.52%	12.59%
Tier I Capital to average assets	8.44%	8.43%

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

Recent Regulatory Development

    Pending Legislation.  On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

    National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv)  merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

    The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiary.

FIRST NATIONAL BANCORP, INC. AND SUBSIDIARY

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarily limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiary. The Company's exposure to interest rate risk results primarily from changes in either the short-term U.S. prime interest rate or the rates offered for short and medium term bonds and notes of the U.S. Treasury. The following tables present the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits, short-term borrowings and long-term debt as of September 30, 1999 and December 31, 1998.

	Analysis as of September 30, 1999 Expected Maturity Amounts for Years Ending September 30,
	2000	2001	2002 Through 2004	After 2004	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$—	$2,999	$58,010	$10,999	$72,008	$69,871
Average interest rate	—	6.15%	5.43%	6.54%	5.63%
Held-to-maturity	8,999	21,508	149,322	29,266	209,095	205,703
Average interest rate	6.13%	5.88%	5.83%	6.20%	5.90%
Loans, fixed rate (1)	101,457	58,709	210,754	88,051	458,971	458,087
Average interest rate	8.51%	8.57%	8.27%	7.95%	8.30%
Liabilities
NOW, money market and savings deposits (2)	$335,900	$—	$—	$—	$335,900	$335,900
Average interest rate	2.54%	—	—	—	2.54%
Time deposits, fixed rate	291,876	15,384	11,653	—	318,913	318,897
Average interest rate	4.78%	5.55%	5.47%	—	4.84%
Short-term borrowings, fixed rate	86,367	—	—	—	86,367	86,367
Average interest rate	4.99%	—	—	—	4.99%
Long-term debt, variable rate	1,259	—	—	—	1,259	1,259
Average interest rate	8.25%	—	—	—	8.25%

(1)	Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.
(2)
NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending September 30, 2000, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

	Analysis as of December 31, 1998 Expected Maturity Amounts for Years Ending December 31,
	1999	2000	2001 Through 2003	After 2003	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$4,999	$—	$47,008	$15,006	$67,013	$66,927
Average interest rate	6.05%	—	5.35%	6.04%	5.55%
Held-to-maturity	14,821	12,126	136,638	30,148	193,733	195,526
Average interest rate	5.85%	6.09%	5.90%	5.78%	5.89%
Loans, fixed rate (1)	97,040	52,838	187,935	83,262	421,075	425,351
Average interest rate	8.63%	8.74%	8.46%	8.07%	8.46%
Liabilities
NOW, money market and savings deposits (2)	$305,676	$—	$—	$—	$305,676	$305,676
Average interest rate	2.50%	—	—	—	2.50%
Time deposits, fixed rate	266,648	16,586	14,979	—	298,213	300,001
Average interest rate	4.98%	5.68%	5.77%	—	5.06%
Short-term borrowings, fixed rate	65,540	—	—	—	65,540	65,540
Average interest rate	4.92%	—	—	—	4.92%
Long-term debt, variable rate	3,059	—	—	—	3,059	3,059
Average interest rate	7.49%	—	—	—	7.49%

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

PART II — OTHER INFORMATION

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

FIRST NATIONAL BANCORP, INC.

(REGISTRANT)

DATE: NOVEMBER 5, 1999

/s/ Kevin T. Reardon	/s/ Albert G. D'Ottavio
Kevin T. Reardon	Albert G. D'Ottavio
Chairman of the Board	President
Chief Executive Officer	Principal Accounting Officer & Chief Financial Officer