Form 10-K405
period 1999-12-31
FIRST NATIONAL BANCORP INC /IL/
filed 2000-03-27
CIK 788783

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                            to
                              ---------------------------    -------------------

Commission file number:  0-15123


                          FIRST NATIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  Illinois                                31-1182986
--------------------------------------------   ---------------------------------
          (State of Incorporation)             (IRS Employer Identification No.)

   78 North Chicago Street, Joliet, Illinois                60432
--------------------------------------------   ---------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (815) 726-4371
                                               ---------------------------------


Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
        Title of each class                            on which registered
--------------------------------------------   ---------------------------------
    Common Stock, $10.00 par value                             None


Securities registered pursuant to Section 12(g) of the Act:       Common
                                                           ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-k or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on March 6, 2000 was $203,770,224. Based on the last reported price of an actual transaction in registrant's Common Stock on March 6, 2000, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Common Stock of registrant. At March 6, 2000 there were 2,425,836 shares of registrant's sole class of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders held March 9, 2000, to the extent indicated herein. There is incorporated by reference in Parts II and IV of this Annual Report on Form 10-K portions of the information contained in the registrant's 1999 annual and financial reports to stockholders to the extent indicated herein.

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I

    ITEM 1.   Business.......................................................    1

    ITEM 2.   Properties.....................................................    8

    ITEM 3.   Legal Proceedings..............................................    8

    ITEM 4.   Submission of Matters to a Vote of Security Holders............    8


PART II

    ITEM 5.   Market for the Company's Common Stock and Related
               Stockholder Matters............................................   8

    ITEM 6.   Selected Financial Data.........................................   9

    ITEM 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................   9

    ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk......   9

    ITEM 8.   Financial Statements and Supplementary Data.....................   9

    ITEM 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure Matters....................   9


PART III

    ITEM 10.  Directors and Executive Officers of the Registrant..............   9

    ITEM 11.  Executive Compensation..........................................   9

    ITEM 12.  Security Ownership of Certain Beneficial Owners and
               Management.....................................................   9

    ITEM 13.  Certain Relationships and Related Transactions..................   9


PART IV


    ITEM 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K....................................................  10

    SIGNATURES................................................................  12


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

SUBSIDIARY DESCRIPTION
The Bank is a commercial, national FDIC insured bank with its main office located at 78 North Chicago Street, Joliet, Illinois 60432. The Bank is located approximately 45 miles southwest of Chicago and has Joliet and the western portion of Will County as its primary service area. The Bank was organized as a national banking organization on June 6, 1933, and currently has 16 branches in addition to the main bank location.

Approximately 90% of the Bank's assets are located within Will County, Illinois. Will County has become one of the fastest growing areas in Illinois with an average population growth in excess of 3.0% per year since 1990. Total population exceeds 450,000 with a labor force of over 240,000. Unemployment has remained consistently under 6.0% since 1994. This population growth and stable employment levels are factors contributing to the Bank's loan growth in the last three years. In particular, commercial and consumer loan volumes have all been positively affected by these economic conditions with increases of 52% and 55%, respectively in the three years ending December 31, 1999.

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

EMPLOYMENT
As of December 31, 1999, the Bank had 316 full-time and 142 part-time employees.

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

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiary, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiary.

RECENT REGULATORY DEVELOPMENTS

On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

At this time, it is not possible to predict the impact the Act may have on the Company. Various bank regulatory agencies have just begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The Office of the Comptroller of the Currency has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. In addition, in February, 2000 all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.

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

CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses.

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

As of December 31, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.41% and a leverage ratio of 8.33%.

DIVIDENDS. The Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

During the year ended December 31, 1999, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $86,245.

SUPERVISORY ASSESSMENTS. All national banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 1999, the Bank paid supervisory assessments to the OCC totaling $184,266.

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

During the year ended December 31, 1999, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.34% and a risk-based capital ratio of 13.28%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was well capitalized as defined by OCC regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $ 6.8 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or its subsidiary or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

ITEM 2.  PROPERTIES

The main building of the Company is located at 78 North Chicago Street, Joliet, Illinois. The Bank owns this building. The land on which it is located is owned by the Company. The Bank has sixteen additional facilities, of which thirteen are owned and three are leased. The address and approximate square footage of each location are as follows:


                                             Approximate
             Location                        Square Feet       Status
-------------------------------------------------------------------------------
    78 North Chicago St., Joliet               25,000          Owned
    Scott and Jefferson, Joliet                 1,600          Owned
    Midland and Campbell, Joliet                4,200          Owned
    Black and Essington Roads, Joliet          12,000          Owned
    1590 North Larkin, Joliet                   1,100         Leased
    191 South Larkin, Joliet                      900         Leased
    207 Mondamin St., Minooka                   2,000          Owned
    23841 West Eames, Channahon                   100         Leased
    Route 52 and Brookshore, Shorewood          1,200          Owned
    24745 West Eames, Channahon                 1,400          Owned
    626 Townhall Drive, Romeoville              6,500          Owned
    225 Lily Cache Lane, Bolingbrook            8,800          Owned
    826 East 9th Street, Lockport              27,000          Owned
    Cedar Road and 159th St., Lockport         9,000          Owned
    2005 West Route 34, Plano                  10,000          Owned
    80 South Weber Road, Romeoville             1,600          Owned
    15900 South Division Street, Plainfield     2,000          Owned


The Weber Road, Romeoville and South Division Street, Plainfield facilities were opened during 1999.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
As of December 31, 1999, the Company had 2,294 shareholders of record of its common stock. First National Common Stock is traded primarily through the offices of Stofan, Agazzi & Co., Richard B. Vance & Co., A. G. Edwards & Sons, Inc., Edward D. Jones & Co. and ABN AMRO Securities, Inc. Information on dividends paid and the price range of the Company's common stock on a quarterly basis in 1999 and 1998 is presented on page 9 of the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The five year summary of selected financial data is presented as Selected Financial Data on page 9 of the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis appearing on pages 1 through 11 of the 1999 Financial Report and the additional statistical information appearing on pages 12 through 16 of the 1999 Financial Report are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appearing on pages 8 and 9 of the 1999 Financial Report are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto appearing on pages 17 through 36 of the 1999 Financial Report are incorporated herein by reference. See Item 14 for information concerning financial statements and schedules filed with the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

No disagreements on accounting and financial disclosure matters have occurred for the 24 months prior to, or in months subsequent to, December 31, 1999.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing on pages 2 through 4 of Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. The Consolidated Financial Statements of the Company and report of independent auditors are incorporated herein by reference from the 1999 Financial Report to Stockholders as listed below:


                                                                                          Financial
                                                                                        Report Pages
                                                                                        ------------
         Consolidated balance sheets as of December 31, 1999 and 1998...............         18

         Consolidated statements of income for the years ended
         December 31, 1999, 1998, and 1997..........................................         19

         Consolidated statements of stockholders' equity for the years
         ended December 31, 1999, 1998, and 1997.....................................        20


         Consolidated statements of cash flows for the years ended
         December 31, 1999, 1998, and 1997..........................................         21

         Notes to consolidated financial statements.................................        22-36

         Report of Independent Auditors on the Consolidated Financial
         Statements.................................................................         17



The following index provides the location of the statistical information included in the 1999 Financial Report to Stockholders which is incorporated herein by reference.


                                                                                   Financial
                                                                                  Report Page
                                                                                  -----------
         Average Balance Sheets, Interest Margin, and Interest Rates............       3

         Nonperforming Loans....................................................       4

         Potential Problem Loans................................................       5

         Asset/Liability  Management (liquidity)................................       7

         Interest Differential (Rate/Volume Analysis)...........................      12

         Securities.............................................................      12

         Securities Maturities and Weighted Average Interest Rate...............      13

         Loan Portfolio.........................................................      14

         Loan Maturities and Rate Sensitivity...................................      14

         Summary of Loan Loss Activity..........................................      15

         Allocation of the Allowance for Loan Losses............................      16

         Time Deposits of $100,000 or More......................................      16

         Disclosure of the Effect on Interest Income from Impaired Loans........      26

         Short-term Borrowings..................................................      28

         Quarterly Results of Operations 1999-1998 (Unaudited)..................      36



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

         10.2 First National Bancorp, Inc. Employee Profit Sharing and Retirement Plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1998, File No. 0-15123).

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

         13        1999 annual and financial reports to shareholders

         21        Subsidiaries of the Registrant

         22        Notice of Annual Shareholders Meeting of First National
                   Bancorp, Inc.

         27        Financial Data Schedule

(b)     Reports on Form 8-K

        There were no events or transactions requiring a Form 8-K to be filed during the fourth quarter of 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Joliet, State of Illinois, on this 9th day of March, 2000.


                                  FIRST NATIONAL BANCORP, INC.

                                  (Registrant)

                                  By: Kevin T. Reardon
                                      -------------------------------------
                                      Kevin T. Reardon
                                      Chairman of the Board
                                      & Chief Executive Officer

                                  By: Albert G. D'Ottavio
                                      -------------------------------------
                                      Albert G. D'Ottavio
                                      President & Director
                                      (Chief Financial Officer)
                                      Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 9th day of March, 2000 by the following persons on behalf of the registrant in the capacities indicated.

     Name                                                      Title

Kevin T. Reardon                                       Chairman of the Board
----------------------------------------------------           and
                                                      Chief Executive Officer


Albert G. D'Ottavio                                   President and Director
---------------------------------------------------- (Chief Operating Officer)
                                                     (Chief Financial Officer)


Michael C. Reardon                                    Director
----------------------------------------------------


Howard E. Reeves                                      Director
----------------------------------------------------


Sheldon C. Bell                                       Director
----------------------------------------------------


Harvey J. Lewis                                       Director
----------------------------------------------------