Form 10-Q
period 2000-03-31
FIRST NATIONAL BANCORP INC /IL/
filed 2000-05-12
CIK 788783

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/    Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended March 31, 2000

or

/ /    Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from         to

Commission file number 0-15123

FIRST NATIONAL BANCORP, INC.
(an Illinois Corporation)

I.R.S. Employer Identification No. 31-1182986

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

Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,031,855 shares of the Company's Common Stock ($10.00 par value) were outstanding as of May 3, 2000.

FIRST NATIONAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2000 (Unaudited)	December 31, 1999
ASSETS
Cash and due from banks	$39,989	$57,449
Federal funds sold	28,400	64,700
Securities available-for-sale	82,033	71,250
Securities held-to-maturity (fair value of $208,975 at March 31, 2000 and $193,667 at December 31, 1999)	213,989	198,166
Loans	580,642	590,928
Allowance for loan losses	(6,100)	(5,870)

Loans, net	574,542	585,058
Premises and equipment, net	19,792	20,034
Accrued interest receivable and other assets	11,789	10,703
Intangibles, net	7,229	7,480

TOTAL ASSETS	$977,763	$1,014,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand, non-interest bearing	$147,867	$148,893
NOW accounts	89,617	90,321
Money market accounts	52,704	49,308
Savings	183,626	176,076
Time deposits, $100,000 and over	82,228	86,681
Other time deposits	250,338	258,330

Total deposits	806,380	809,609
Short-term borrowings	76,115	112,191
Accrued interest and other liabilities	6,258	5,775

Total liabilities	888,753	927,575

STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	30,393	24,318
Additional paid-in capital	106	106
Retained earnings	60,700	64,899
Accumulated other comprehensive loss	(1,795)	(1,664)
Treasury stock	(394)	(394)

Total Stockholders' Equity	89,010	87,265

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$977,763	$1,014,840

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2000	1999
INTEREST INCOME:
Loans	$12,204	$11,176
Securities:
Taxable	3,801	3,117
Tax-exempt	365	394
Federal funds sold	677	418

Total interest income	17,047	15,105

INTEREST EXPENSE:
Deposits	6,324	5,573
Short-term borrowings	1,297	582
Long-term debt	—	41

Total interest expense	7,621	6,196

Net interest income	9,426	8,909
Provision for loan losses	525	375

Net interest income after provision for loan losses	8,901	8,534

NONINTEREST INCOME:
Trust fees	462	355
Service charges on deposit accounts	945	920
Securities gains, net	—	27
Other income	415	469

Total noninterest income	1,822	1,771

NONINTEREST EXPENSE:
Salaries and employee benefits	3,517	3,293
Occupancy and equipment expense	860	790
Data processing expense	280	257
Amortization of intangibles	251	251
Other expenses	1,295	1,228

Total noninterest expense	6,203	5,819

INCOME BEFORE INCOME TAXES	4,520	4,486
Income tax expense	1,515	1,527

NET INCOME	$3,005	$2,959

Earnings per common share	$0.99	$0.98

Weighted average number of shares outstanding	3,032,257	3,025,545

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Comprehensive Income Three Months Ended March 31,		Stockholders' Equity Three Months Ended March 31,
	2000	1999	2000	1999
COMMON STOCK:
Beginning of period			$24,318	$24,318
5-for-4 stock split effected in the form of a 25% stock dividend and payment for fractional shares			6,075	—

End of period			30,393	24,318

ADDITIONAL PAID-IN CAPITAL:
Beginning and end of period			106	14

RETAINED EARNINGS:
Beginning of period			64,899	58,578
Net income	$3,005	$2,959	3,005	2,959
Cash dividends declared			(1,092)	(1,028)
5-for-4 stock split effected in the form of a 25% stock dividend and payment for fractional shares			(6,112)	—

End of period			60,700	60,509

TREASURY STOCK (At Cost):
Beginning and end of period			(394)	(750)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Beginning of period			(1,664)	(52)
Unrealized losses on securities, net of reclassification adjustment and tax effect	(131)	(722)

Other comprehensive income	(131)	(722)	(131)	(722)

End of period			(1,795)	(774)

Total comprehensive income	$2,874	$2,237

TOTAL STOCKHOLDERS' EQUITY			$89,010	$83,317

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,005	$2,959
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	449	434
Provision for loan losses	525	375
Amortization of securities premiums, net of accretion	(26)	13
Securities gains, net	—	(27)
Net gains on sale of other real estate	(18)	—
Amortization of intangibles	251	251
Increase in accrued interest receivable and other assets	(1,156)	(233)
Increase in accrued interest and other liabilities	446	998

Net cash from operating activities	3,476	4,770

CASH FLOWS FROM INVESTING ACTIVITIES
Change in federal funds sold	36,300	(25,300)
Proceeds from maturities of securities	3,249	52,675
Purchase of securities	(30,045)	(26,681)
Loans made to customers, net of payments	9,991	(3,884)
Purchase of premises and equipment	(207)	(685)
Proceeds from sale of other real estate owned	173	50

Net cash from investing activities	19,461	(3,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,229)	21,410
Net decrease in short-term borrowings	(36,076)	(22,137)
Principal paid on long-term debt	—	(1,800)
Dividends paid	(1,092)	(1,028)

Net cash from financing activities	(40,397)	(3,555)

Net change in cash and due from banks	(17,460)	(2,610)
CASH AND DUE FROM BANKS
Beginning	57,449	39,710

Ending	$39,989	$37,100

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest paid	$7,807	$6,379
Income taxes	—	180

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2000
(Unaudited)
(Table amounts in thousands of dollars, except per share data)

NOTE 1—BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Joliet, (the "Bank"). All material intercompany items and transactions have been eliminated in consolidation.

    The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Compnany's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1999 condensed balance sheet has been derived from the audited financial statements included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

    Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2000. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

    The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

    Earnings per share of common stock is based on weighted average number of shares outstanding during the period. Earnings per share of common stock has been restated for the period ended March 31, 1999 for the 5-for-4 stock split effected in the form of a 25% stock dividend as discussed in Note 5.

NOTE 2—SECURITIES

    The amortized cost and fair value of securities available-for-sale at March 31, 2000 and December 31, 1999 are as follows:

March 31, 2000	Amortized Cost	Fair Value
U. S. Government agencies	$82,985	$80,049
Corporate	1,017	977
Federal Reserve Bank stock	1,007	1,007

	$85,009	$82,033

December 31, 1999	Amortized Cost	Fair Value
U. S. Government agencies	$71,984	$69,257
Corporate	1,018	986
Federal Reserve Bank stock	1,007	1,007

	$74,009	$71,250

    The amortized cost and fair value of securities held-to-maturity at March 31, 2000 and December 31, 1999 are as follows:

March 31, 2000	Amortized Cost	Fair Value
U. S. Treasury	$7,002	$7,003
U. S. Government agencies	175,170	170,204
States and political subdivisions	31,817	31,768

	$213,989	$208,975

December 31, 1999	Amortized Cost	Fair Value
U. S. Treasury	$7,007	$7,024
U. S. Government agencies	163,192	158,639
States and political subdivisions	27,967	28,004

	$198,166	$193,667

    Securities with a carrying value of approximately $183,538,000 and $215,000,000 at March 31, 2000 and December 31, 1999, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

NOTE 3—LOANS

    Loans are made to both individuals and commercial entities in a wide variety of industries. Loan terms vary as to interest rate, repayment period, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets served by the Company.

    Loans at March 31, 2000 and December 31, 1999 are as follows:

	March 31, 2000	December 31, 1999
Commercial and commercial real estate	$213,572	$212,472
Residential real estate	130,825	131,671
Construction	14,608	12,914
Agricultural	9,682	11,015
Consumer	211,955	222,856

Total loans	$580,642	$590,928

    Impaired loans consist of all nonaccrual loans and commercial and commercial real estate loans past due ninety days and more. Impaired loans amounted to $1,994,000 at March 31, 2000 and $1,076,000 at December 31, 1999.

    Changes in the allowance for loan losses were as follows:

	2000	1999
Balance, beginning of year	$5,870	$4,946
Provision charged to operations	525	375
Loans charged-off	(570)	(319)
Recoveries	275	175

Balance, March 31, 2000 and 1999	$6,100	$5,177

NOTE 4—COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

    A summary of the contract amounts of the Company's exposure to off-balance-sheet risk is as follows:

	March 31, 2000	December 31, 1999
Loan commitments, including unused lines of credit	$69,872	$63,133
Standby letters of credit	11,461	12,509

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts do not necessarilly represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Most of the Company's standby letters of credit are expected to expire without being drawn upon.

    The Company and its subsidiary are involved in litigation arising in the ordinary course of business. The resolution of these matters is not expected, either individually or in the aggregate, to have a material effect on the Company's financial condition or results of operations.

NOTE 5—COMMON STOCK

    On January 13, 2000, the Company's Board of Directors approved a resolution to increase the number of authorized common stock shares from 5,500,000 shares to 10,000,000 shares. Such resolution was approved by stockholders at the March 9, 2000 annual meeting.

    The Company's Board of Directors also approved a 5-for-4 stock split to be effected in the form of a 25% stock dividend to common stockholders of record as of March 23, 2000 with a payable date of April 6, 2000. Per share data for the period ended March 31, 1999 has been restated to give effect to the stock split.

FIRST NATIONAL BANCORP, INC.

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

    The statements contained in this management's discussion and analysis that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles, policies and guidelines, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

    Total assets decreased $37,077,000 or 3.65% to $977,763,000 as of March 31, 2000, compared to December 31, 1999. During the first three months of 2000, net loans decreased $10,516,000, down 1.80% from December 31, 1999. Deposits decreased $3,229,000 during the first three months of 2000, down .40% from December 31, 1999. Stockholders' Equity increased $1,745,000 up 2.00% from December 31, 1999.

    At March 31, 2000, earning assets were $905,064,000, a decrease of $19,980,000 or 2.16% from $925,044,000 at December 31, 1999. Average earning assets for the three months ended March 31, 2000 were $916,193,000, an increase of $97,558,000 or 11.92% from the same period in 1999, primarily due to an increase of $44,511,000 in the average loan portfolio, an increase of $40,565,000 in average securities and an increase of $12,482,000 in average federal funds sold.

    Interest-bearing liabilities were $734,628,000 at March 31, 2000, a decrease of $38,279,000 or 4.95%, from $772,907,000 at December 31, 1999. The decrease was primarily due to a 3.61% decrease in time deposits and a decrease of 32.16% in short-term borrowings as a result of fluctuations in the balances of seasonal public funds. These decreases were offset by an increase of 4.29% in savings accounts.

    Average interest-bearing liabilities for the three months ended March 31, 2000 were $751,347,000, an increase of $85,997,000, or 12.93% from 1999. The increase was primarily due to a 7.49% increase in interest-bearing deposits and a 78.29% increase in short-term borrowings.

RESULTS OF OPERATIONS

    For the three months ended March 31, 2000, the Company earned $3,005,000 or $.99 per share as compared to $2,959,000 or $.98 per share for the same period in 1999. On a percentage basis, net income for the first quarter of 2000 increased by 1.55% over 1999. The Company's annualized return on average assets for the three months ended March 31, 2000 was 1.23% versus 1.34% for the same period in 1999. Annualized return on average equity was 13.70% for the first quarter of 2000 compared to 14.46% for the first quarter of 1999.

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

    On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.25% for the three months ended March 31, 2000, as compared to 4.54% for the same period in 1999.

    For the three months ending March 31, 2000, the yield on earning assets remained the same at 7.48% and the cost of interest-bearing liabilities increased 31 basis points to 4.08% as compared to the same period in 1999. The increase in the cost of interest-bearing liabilities is due primarily to an increase in the interest rates paid on those funds.

    Tax equivalent net interest income for the three months ended March 31, 2000, increased $508,000 or 5.54% compared to the same period in 1999. The increase in the volume of earning assets net of interest-bearing liabilities produced $1,319,000 of the net interest income increase while changes in interest rates decreased income by $811,000.

NONINTEREST INCOME

    Noninterest income consists primarily of service charges on deposit accounts and trust fees. Total noninterest income was $1,822,000 for the three months ended March 31, 2000, an increase of $51,000, or 2.88%, from the same period in 1999. The ratio of noninterest income to income before taxes was 40.31% and 39.48% for the three months ended March 31, 2000 and 1999, respectively.

    The noninterest income increase of $51,000 was primarily attributable to an increase of $107,000 in trust fees, an increase of $18,000 in gains on the sale of other real estate, and an increase of $25,000 in service charges on deposit accounts. These increases are offset in part by a decrease in net securities gains of $27,000 and a decrease of $69,000 in gains on the sale of loans.

NONINTEREST EXPENSE

    Noninterest expense increased $384,000, or 6.60%, to $6,203,000 for the three months ended March 31, 2000 as compared to $5,819,000 in 1999.

    Details of noninterest expenses for the three months ended March 31, 2000 and 1999 are presented in the following schedule:

	Three Months Ended March 31,
	2000	1999
Salaries and employee benefits	$3,517	$3,293
Occupancy and equipment expense	860	790
Data processing	280	257
FDIC insurance and bank examination assessments	91	68
Printing, stationery, and supplies	104	110
Postage	81	89
Advertising	85	85
Amortization of intangibles	251	251
All other expenses	934	876

Total noninterest expense	$6,203	$5,819

    Salaries and employee benefits increased by $224,000 or 6.80% in 2000. The increase is attributable to general pay increases and increases in health insurance costs and retirement plan costs. Salaries and benefits represented the largest category of noninterest expense, accounting for 57.00% of total noninterest expense for the three months ended March 31, 2000 and 1999. The Company's number of full-time equivalent employees at March 31, 2000 was 366, compared to 384 at December 31, 1999 and 359 at March 31, 1999.

    Occupancy and equipment expense increased 8.86% due in part to the opening of two branches in the second half of 1999. Growth in the volume of loan and deposit accounts contributed to higher data processing expense in 2000. FDIC insurance and bank examination assessments increased 33.82% due to changes made by the FDIC in how insured institutions will be assessed fees, resulting in higher costs for all banks.

NONPERFORMING LOANS

    Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

    As of March 31, 2000, the Company's nonperforming loans were $2,263,000 or .39% of total loans compared to $1,494,000 or .25% of total loans at December 31, 1999. The increase is attributable to increases of $796,000 and $93,000 in commercial and residential nonperforming real estate loans offset in part by a decrease of $175,000 in nonperforming agricultural loans. Impaired loans amounted to $1,994,000 at March 31, 2000 and $1,076,000 at December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

    The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

    The allowance for loan losses increased $230,000 for the three month period ended March 31, 2000 to $6,100,000, which represented 1.05% of total loans. At December 31, 1999, the allowance for loan losses represented .99% of total loans.

CAPITAL RESOURCES

    Stockholders' equity was $89,010,000 at March 31, 2000, an increase of $1,745,000, or 2.00% over December 31, 1999. At March 31, 2000, stockholders' equity represented 9.10% of total assets compared to 8.60% at December 31, 1999.

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

    The Company's consolidated actual capital ratios at March 31, 2000 and December 31, 1999 are summarized below:

	March 31, 2000	December 31, 1999
Total Capital to risk-weighted assets	14.06%	13.41%
Tier I Capital to risk-weighted assets	13.11%	12.52%
Tier I Capital to average assets	8.60%	8.33%

NEW ACCOUNTING PRONOUNCEMENTS

    Beginning January 1, 2001, Statement of Financial Accounting Standards (Statement) 133 on derivatives will require all derivatives to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recored in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement 133 is not expected to have a material effect on the Company's financial statements, but the effect will depend on derivative holdings when this standard applies.

YEAR 2000

    The Company tested its critical systems for the century date change and no significant problems were encountered. The Company also developed a business resumption plan to address any potential problems arising with the century date change. The century date change has not affected any of the Company's critical or non-critical systems. All costs incurred relating to the Year 2000 have had no material impact on the Company's financial condition. The Company does not anticipate incurring any material costs in the future relating to the Year 2000 issue.

RECENT REGULATORY DEVELOPMENTS

    On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bailey Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository instituion subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

    National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

    Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Office of the Comptroller of the Currency has issued a regulation regarding the parameters under which national banks may establish and maintain financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish financial subsidiaries.

FIRST NATIONAL BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarilly limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiary. The Company's exposure to interest rate risk results primarily from changes in either the short-term U.S. prime interest rate and/or the rates offered for short and medium term bonds and notes of the U.S. Treasury. The following tables present the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits, short-term borrowings and long-term debt as of March 31, 2000 and December 31, 1999.

	Analysis as of March 31, 2000 Expected Maturity Amounts for Years Ending March 31,
	2001	2002	2003 Through 2005	After 2005	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$—	$16,997	$63,005	$5,007	$85,009	$82,033
Average interest rate	—	5.43%	5.94%	6.08%	5.85%
Held-to-maturity	22,962	30,763	143,062	17,202	213,989	208,975
Average interest rate	6.15%	5.62%	5.90%	5.86%	5.88%
Loans, fixed rate (1)	111,328	59,962	203,446	77,164	451,900	445,476
Average interest rate	8.50%	8.48%	8.29%	7.97%	8.31%
Liabilities
NOW, money market and savings deposits (2)	$325,947	$—	$—	$—	$325,947	$325,947
Average interest rate	2.64%	—	—	—	2.64%
Time deposits, fixed rate	262,553	52,356	17,657	—	332,566	332,352
Average interest rate	4.98%	5.82%	5.70%	—	5.15%
Short-term borrowings, fixed rate	76,115	—	—	—	76,115	76,115
Average interest rate	5.76%	—	—	—	5.76%
(1)
Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)
NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending March 31, 2001, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

	Analysis as of December 31, 1999 Expected Maturity Amounts for Years Ending December 31,
	2000	2001	2002 Through 2004	After 2004	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$—	$16,996	$49,008	$8,005	$74,009	$71,250
Average interest rate	—	5.43%	5.63%	6.44%	5.67%
Held-to-maturity	12,591	33,243	146,160	6,172	198,166	193,667
Average interest rate	6.10%	5.72%	5.87%	4.65%	5.82%
Loans, fixed rate (1)	101,653	60,284	207,795	90,066	459,798	456,854
Average interest rate	8.52%	8.52%	8.28%	7.96%	8.30%
Liabilities
NOW, money market and savings deposits (2)	$315,705	$—	$—	$—	$315,705	$315,705
Average interest rate	2.57%	—	—	—	2.57%
Time deposits, fixed rate	302,898	23,761	18,352	—	345,011	345,736
Average interest rate	4.96%	5.44%	5.65%	—	5.03%
Short-term borrowings, fixed rate	112,191	—	—	—	112,191	112,191
Average interest rate	5.47%	—	—	—	5.47%
(1)
Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)
NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending December 31, 2000, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no material pending legal proceedngs to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities

    Not Applicable.

Item 3.  Defaults Upon Senior Securities

    Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    On March 9, 2000, the annual meeting of stockholders was held. At the meeting, Sheldon C. Bell, George H. Buck, Albert G. D'Ottavio, Walter F. Nolan, Charles R. Peyla, Louis R. Peyla, Kevin T. Reardon, Michael C. Reardon and Howard E. Reeves were elected to serve as directors with terms expiring in 2001. The stockholders also approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock to 10,000,000 shares.

    There were 2,425,836 outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

Election of Directors	For	Withheld
Sheldon C. Bell	1,971,615	91
George H. Buck	1,970,382	1,324
Albert G. D'Ottavio	1,971,615	91
Walter F. Nolan	1,969,529	2,177
Charles R. Peyla	1,968,939	2,767
Louis R. Peyla	1,964,739	6,967
Kevin T. Reardon	1,971,457	249
Michael C. Reardon	1,966,422	5,284
Howard E. Reeves	1,971,479	227

	For	Against	Abstain	Broker Non-Vote
Amendment to Articles of Incorporation	1,943,134	11,618	16,954	0

Item 5.  Other Information

    Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

    27.1  Financial Data Schedule

(b)
Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL BANCORP, INC. (REGISTRANT) DATE: MAY 9, 2000
/s/ KEVIN T. REARDON	/s/ ALBERT G. D'OTTAVIO

Kevin T. Reardon	Albert G. D'Ottavio
Chairman of the Board	President
Chief Executive Officer	Principal Accounting Officer & Chief Financial Officer

QuickLinks

CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST NATIONAL BANCORP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
FIRST NATIONAL BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Dollars in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2000 (Unaudited) (Table amounts in thousands of dollars, except per share data)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES