Form 10-Q
period 2000-06-30
FIRST NATIONAL BANCORP INC /IL/
filed 2000-08-10
CIK 788783

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000

OR

/ /	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-15123

FIRST NATIONAL BANCORP, INC.
(an Illinois Corporation)

I.R.S. Employer Identification Number 31-1182986

78 N. Chicago St.
Joliet, Illinois 60432
Telephone: (815) 726-4371

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,031,855 shares of the Company's Common Stock ($10.00 par value) were outstanding as of August 3, 2000.

FIRST NATIONAL BANCORP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2000 (Unaudited)	December 31, 1999
ASSETS
Cash and due from banks	$41,636	$57,449
Federal funds sold	29,700	64,700
Securities available-for-sale	82,010	71,250
Securities held-to-maturity (fair value of $223,253 at June 30, 2000 and $193,667 at December 31, 1999)	228,090	198,166
Loans	590,193	590,928
Allowance for loan losses	(6,358)	(5,870)

Loans, net	583,835	585,058
Premises and equipment, net	19,637	20,034
Accrued interest receivable and other assets	11,530	10,703
Intangibles, net	6,978	7,480

TOTAL ASSETS	$1,003,416	$1,014,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand, non-interest bearing	$146,880	$148,893
NOW accounts	94,969	90,321
Money market accounts	52,503	49,308
Savings	177,659	176,076
Time deposits, $100,000 and over	79,506	86,681
Other time deposits	265,467	258,330

Total deposits	816,984	809,609
Short-term borrowings	89,704	112,191
Accrued interest and other liabilities	5,838	5,775

Total liabilities	912,526	927,575

STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	30,393	24,318
Additional paid-in capital	106	106
Retained earnings	62,594	64,899
Accumulated other comprehensive loss	(1,809)	(1,664)
Treasury stock	(394)	(394)

Total Stockholders' Equity	90,890	87,265

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,003,416	$1,014,840

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
INTEREST INCOME
Loans	$12,357	$11,545	$24,561	$22,721
Securities
Taxable	4,001	3,203	7,802	6,320
Tax-exempt	476	385	841	779
Federal funds sold	483	521	1,160	939

Total interest income	17,317	15,654	34,364	30,759

INTEREST EXPENSE
Deposits	6,755	5,817	13,079	11,390
Short-term borrowings	1,149	552	2,446	1,134
Long-term debt	—	24	—	65

Total interest expense	7,904	6,393	15,525	12,589

Net interest income	9,413	9,261	18,839	18,170
Provision for loan losses	525	375	1,050	750

Net interest income after provision for loan losses	8,888	8,886	17,789	17,420

NONINTEREST INCOME
Trust fees	419	328	881	683
Service charges on deposit accounts	1,042	979	1,987	1,899
Securities gains, net	4	(12)	4	15
Other income	458	513	873	982

Total noninterest income	1,923	1,808	3,745	3,579

NONINTEREST EXPENSE
Salaries and employee benefits	3,408	3,316	6,925	6,609
Occupancy and equipment expense	878	750	1,738	1,540
Data processing expense	418	388	698	645
Amortization of intangibles	251	251	502	502
Other expenses	1,428	1,629	2,723	2,857

Total noninterest expense	6,383	6,334	12,586	12,153

INCOME BEFORE INCOME TAXES	4,428	4,360	8,948	8,846
Income tax expense	1,443	1,478	2,958	3,005

NET INCOME	$2,985	$2,882	$5,990	$5,841

Earnings per common share	$0.98	$0.95	$1.98	$1.93

Weighted average number of shares outstanding	3,031,855	3,025,545	3,032,056	3,025,545

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2000	1999
COMMON STOCK
Beginning of period	$24,318	$24,318
5-for-4 stock split effected in the form of a 25% stock dividend and payment for fractional shares	6,075	—

End of period	30,393	24,318

ADDITIONAL PAID-IN CAPITAL
Beginning and end of period	106	14

RETAINED EARNINGS
Beginning of period	64,899	58,578
Net income	5,990	5,841
Cash dividends declared ($.72 per share in 2000; $.68 per share in 1999)	(2,183)	(2,057)
5-for-4 stock split effected in the form of a 25% stock dividend and payment for fractional shares	(6,112)	—

End of period	62,594	62,362

TREASURY STOCK (At Cost)
Beginning and end of period	(394)	(750)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(1,664)	(52)
Unrealized losses on securities, net of reclassification adjustment and tax effect	(145)	(1,000)

End of period	(1,809)	(1,052)

TOTAL STOCKHOLDERS' EQUITY	$90,890	$84,892

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
NET INCOME	$2,985	$2,882	$5,990	$5,841
OTHER COMPREHENSIVE INCOME
Unrealized holding losses on available-for-sale securities	(19)	(473)	(236)	(1,643)
Less reclassification adjustments for (gains) and losses later recognized in income	(4)	12	(4)	(15)

Net unrealized losses	(23)	(461)	(240)	(1,658)
Tax effect	9	183	95	658

Other comprehensive loss	(14)	(278)	(145)	(1,000)

TOTAL COMPREHENSIVE INCOME	$2,971	$2,604	$5,845	$4,841

FIRST NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,990	$5,841
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	939	870
Provision for loan losses	1,050	750
Amortization of securities premiums, net of accretion	(67)	28
Securities gains, net	(4)	(15)
Net gains on sale of other real estate	(18)	—
Amortization of intangibles	502	502
Increase in accrued interest receivable and other assets	(887)	(211)
Increase in accrued interest and other liabilities	26	57

Net cash from operating activities	7,531	7,822

CASH FLOWS FROM INVESTING ACTIVITIES
Change in federal funds sold	35,000	(8,100)
Proceeds from maturities of securities	9,483	66,090
Proceeds from sales of securities	—	6,998
Purchase of securities	(50,336)	(84,026)
Loans made to customers, net of payments	173	(30,130)
Purchase of premises and equipment	(542)	(1,160)
Proceeds from sale of other real estate owned	173	50

Net cash from investing activities	(6,049)	(50,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,375	35,040
Net increase (decrease) in short-term borrowings	(22,487)	6,798
Principal paid on long-term debt	—	(1,800)
Dividends paid	(2,183)	(2,057)

Net cash from financing activities	(17,295)	37,981

Net change in cash and due from banks	(15,813)	(4,475)
CASH AND DUE FROM BANKS
Beginning	57,449	39,710

Ending	$41,636	$35,235

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest paid	$15,324	$12,761
Income taxes	2,738	3,150

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000
(Unaudited)

(Table amounts in thousands of dollars, except per share data)

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the Company) and its wholly-owned subsidiary, First National Bank of Joliet, (the Bank). All material intercompany items and transactions have been eliminated in consolidation.

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

The results of operations for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Earnings per share of common stock is based on weighted average number of shares outstanding during the period. Earnings per share of common stock has been restated for the periods ended June 30, 1999 for the 5-for-4 stock split effected in the form of a 25% stock dividend as discussed in Note 5.

NOTE 2—SECURITIES

The amortized cost and fair value of securities available-for-sale at June 30, 2000 and December 31, 1999 are as follows:

June 30, 2000	Amortized Cost	Fair Value
U. S. Government agencies	$82,987	$80,023
Corporate	1,015	980
Federal Reserve Bank stock	1,007	1,007

	$85,009	$82,010

December 31, 1999	Amortized Cost	Fair Value
U. S. Government agencies	$71,984	$69,257
Corporate	1,018	986
Federal Reserve Bank stock	1,007	1,007

	$74,009	$71,250

The amortized cost and fair value of securities held-to-maturity at June 30, 2000 and December 31, 1999 are as follows:

June 30, 2000	Amortized Cost	Fair Value
U. S. Treasury	$2,001	$1,997
U. S. Government agencies	185,154	180,132
States and political subdivisions	40,935	41,124

	$228,090	$223,253

December 31, 1999	Amortized Cost	Fair Value
U. S. Treasury	$7,007	$7,024
U. S. Government agencies	163,192	158,639
States and political subdivisions	27,967	28,004

	$198,166	$193,667

Securities with a carrying value of approximately $208,324,000 and $215,000,000 at June 30, 2000 and December 31, 1999, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

Loans at June 30, 2000 and December 31, 1999 are as follows:

	June 30, 2000	December 31, 1999
Commercial and commercial real estate	$225,028	$212,472
Residential real estate	133,127	131,671
Construction	14,087	12,914
Agricultural	9,638	11,015
Consumer	208,313	222,856

Total loans	$590,193	$590,928

Impaired loans consist of all nonaccrual loans and commercial and commercial real estate loans past due ninety days and more. Impaired loans amounted to $2,169,000 at June 30, 2000 and $1,076,000 at December 31, 1999.

Changes in the allowance for loan losses were as follows:

	2000	1999
Balance, beginning of year	$5,870	$4,946
Provision charged to operations	1,050	750
Loans charged-off	(1,068)	(727)
Recoveries	506	573

Balance, June 30	$6,358	$5,542

NOTE 4—COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which, to varying degrees, involve elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss on commitments to extend credit and standby letters of credit in the event of nonperformance by the customer is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

A summary of the contract amounts of the Company's exposure to off-balance-sheet risk is as follows:

	June 30, 2000	December 31, 1999
Loan commitments, including unused lines of credit	$71,301	$63,133
Standby letters of credit	14,097	12,509

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

The Company and the Bank are involved in litigation arising in the ordinary course of business. The resolution of these matters is not expected, either individually or in the aggregate, to have a material effect on the Company's financial condition or results of operations.

NOTE 5—COMMON STOCK

On January 13, 2000, the Company's Board of Directors approved a resolution to increase the number of authorized common stock shares from 5,500,000 shares to 10,000,000 shares. Such resolution was approved by stockholders at the March 9, 2000 annual meeting.

The Company's Board of Directors also approved a 5-for-4 stock split to be effected in the form of a 25% stock dividend to common stockholders of record as of March 23, 2000 with a payable date of April 6, 2000. Per share data for the periods ended June 30, 1999 has been restated to give effect to the stock split.

FIRST NATIONAL BANCORP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the results of operations and financial condition of First National Bancorp, Inc. (the Company) as of the dates and for the periods indicated. This discussion is intended to be read in conjunction with the Company's interim condensed consolidated financial statements and notes thereto.

The statements contained in this management's discussion and analysis that are not historical facts are forward-looking state- ments subject to the safe harbor created by the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words believe, expect, intend, anticipate, estimate, project or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiary Bank include, but are not limited to, changes in: interest rates, general economic conditions, legislative and regulatory, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; accounting principles, policies and guidelines; implementation of new technologies; and the Company's ability to develop and maintain secure and reliable electronic systems. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

Total assets decreased $11,424,000 or 1.13% to $1,003,416,000 as of June 30, 2000, compared to December 31, 1999. During the first six months of 2000, net loans decreased $1,223,000, down .21% from December 31, 1999. Deposits increased $7,375,000 during the first six months of 2000, up .91% from December 31, 1999. Stockholders' Equity increased $3,625,000 up 4.15% from December 31, 1999.

At June 30, 2000, earning assets were $929,993,000, an increase of $4,949,000 or .54% from $925,044,000 at December 31, 1999. Average earning assets for the three months ended June 30, 2000 were $916,728,000, an increase of $69,690,000 or 8.23% from the same period in 1999, primarily due to an increase of $28,579,000 in the average loan portfolio, and an increase of $53,972,000 in average securities, offset by a decrease of $12,861,000 in average federal funds sold.

Interest-bearing liabilities were $759,808,000 at June 30, 2000, a decrease of $13,099,000 or 1.69%, from $772,907,000 at December 31, 1999. The decrease was primarily due to a decrease of 20.04% in short-term borrowings as a result of fluctuations in the balances of seasonal public funds. This decrease was offset by increases of 5.15% in NOW accounts and 6.48% in money market accounts.

Average interest-bearing liabilities for the three months ended June 30, 2000 were $745,957,000, an increase of $61,156,000, or 8.93% from 1999. The increase was primarily due to a 5.33% increase in interest-bearing deposits and a 57.66% increase in short-term borrowings.

RESULTS OF OPERATIONS

For the three months ended June 30, 2000, the Company earned $2,985,000 or $.98 per share as compared to $2,882,000 or $.95 per share for the same period in 1999. On a percentage basis, net income for the second quarter of 2000 increased by 3.57% over 1999. The Company's annualized return on average assets for the three months ended June 30, 2000 was 1.21% versus 1.28% for the same period in 1999. Annualized return on average equity was 13.34% for the second quarter of 2000 compared to 13.85% for the second quarter of 1999.

For the six months ended June 30, 2000, the Company earned $5,990,000 or $1.98 per share as compared to $5,841,000 or $1.93 per share for the same period in 1999. During this period net income increased 2.55% over the same period in 1999. The Company's annualized return on average assets for the six months ended June 30, 2000 was 1.22% versus 1.30% for the same period in 1999. Annualized return on average equity was 13.52% for the six months ended June 30, 2000 compared to 14.07% for the same period in 1999.

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

On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.27% for the three months ended June 30, 2000, as compared to 4.51% for the same period in 1999.

For the three months ended June 30, 2000, the yield on earning assets increased 19 basis points to 7.60% and the cost of interest-bearing liabilities increased 52 basis points to 4.26% as compared to the same period in 1999. The increase in the cost of interest-bearing liabilities is due primarily to the higher rate environment in 2000.

Tax equivalent net interest income for the three months ended June 30, 2000, increased $208,000 or 2.19% compared to the same period in 1999. The increase in the volume of earning assets net of interest-bearing liabilities produced $557,000 of the net interest income increase while changes in interest rates decreased income by $349,000.

For the six months ended June 30, 2000, on a tax equivalent basis, the Company's net interest income expressed as a percentage of average interest earning assets was 4.26% as compared to 4.45% for the same period in 1999. The yield on earning assets increased 22 basis points to 7.54% and the cost of interest-bearing liabilities increased 42 basis points to 3.75%. Tax equivalent net interest income for the six months ended June 30, 2000 increased $716,000 or 3.83% compared to the same period in 1999. The increase in the volume of earing assets net of interest-bearing liabilities produced $1,093,000 of the net interest income increase while changes in interest rates decreased income by $377,000.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on deposit accounts and trust fees. Total noninterest income was $1,923,000 for the three months ended June 30, 2000, an increase of $115,000, or 6.36%, from the same period in 1999. The ratio of noninterest income to income before income taxes was 43.43% and 41.47% for the three months ended June 30, 2000 and 1999, respectively.

The noninterest income increase of $115,000 was primarily attributable to increases of $91,000 in trust fees, $18,000 in gains on the sale of other real estate, $63,000 in service charges on deposit accounts, $23,000 in commissions on depositors' check orders, and $16,000 in net securities gains. These increases are offset in part by decreases in miscellaneous income of $44,000 and $38,000 in gains on the sale of loans.

For the six months ended June 30, 2000, the total noninterest income was $3,745,000, an increase of $166,000 or 4.64% from the same period in 1999. The increase included increases in trust fees of $198,000 and deposit service charges of $88,000. These increases are offset by decreases in net securities gains of $11,000 and $106,000 in gains on the sale of loans.

NONINTEREST EXPENSE

Noninterest expense increased $49,000, or .77%, to $6,383,000 for the three months ended June 30, 2000 as compared to $6,334,000 in 1999. For the six months ended June 30, 2000, noninterest expense increased $433,000 or 3.56% to $12,586,000 as compared to $12,153,000 for the same period in 1999.

Details of noninterest expense for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 are presented in the following schedule:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Salaries and employee benefits	$3,408	$3,316	$6,925	$6,609
Occupancy and equipment expense	878	750	1,738	1,540
Data processing	418	388	698	645
FDIC insurance and bank examination assessments	90	67	181	133
Printing, stationery, and supplies	120	139	224	249
Postage	106	102	187	191
Advertising	87	132	172	222
Amortization of intangibles	251	251	502	502
All other expenses	1,025	1,189	1,959	2,062

Total noninterest expense	$6,383	$6,334	$12,586	$12,153

Salaries and employee benefits increased by $92,000 or 2.77% for the three months ended June 30, 2000. Year-to-date 2000 expense increased 4.78% compared to 1999. The increase is attributable to general pay increases and increases in health insurance costs and retirement plan costs. Salaries and benefits represented the largest category of noninterest expense accounting for 53.39% of total noninterest expense for the three months ended June 30, 2000 and 52.35% for the same period in 1999. The Company's number of full-time equivalent employees at June 30, 2000 was 362, compared to 384 at December 31, 1999 and 363 at June 30, 1999.

Occupancy and equipment expense increased 17.07% for the three months ended June 30, 2000 versus 1999 and 12.86% for the six months ended June 30, 2000 compared to 1999. The increase is due in part to the opening of two branches in the second half of 1999. Growth in the volume of loan and deposit accounts contributed to higher data processing expense in 2000. FDIC insurance and bank examination assessments increased 34.33% for the three months ended June 30, 2000 compared to the same period in 1999 and 36.09% year-to-date 2000 versus 1999. This increase is due to changes made by the FDIC in how insured institutions will be assessed fees, resulting in higher costs for all banks.

NONPERFORMING LOANS

Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

As of June 30, 2000, the Company's nonperforming loans were $2,683,000 or .45% of total loans compared to $1,494,000 or .25% of total loans at December 31, 1999. The increase is attributable to increases of $43,000 in commercial, $86,000 in agricultural, $198,000 in residential real estate, $165,000 in consumer, and $697,000 in commercial real estate nonperforming loans. Impaired loans amounted to $2,169,000 at June 30, 2000 and $1,076,000 at December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $488,000 for the six month period ended June 30, 2000 to $6,358,000, which represented 1.08% of total loans. At December 31, 1999, the allowance for loan losses represented .99% of total loans. The increase in the allowance reflects higher levels of nonperforming loans at June 30, 2000.

CAPITAL RESOURCES

Stockholders' equity was $90,890,000 at June 30, 2000, an increase of $3,625,000, or 4.15% over December 31, 1999. At June 30, 2000, stockholders' equity represented 9.06% of total assets compared to 8.60% at December 31, 1999.

Under rules adopted by federal bank regulatory agencies, bank holding companies and financial institutions are subject to risk based capital measurements. These regulations establish minimum levels for risk-based Tier 1 Capital and Total Capital ratios and the leverage ratio. The Company and its subsidiary Bank currently are considered well capitalized and exceed the capital requirements established by federal bank regulatory agencies.

The Company's consolidated actual capital ratios at June 30, 2000 and December 31, 1999 are summarized below:

	June 30, 2000	December 31, 1999
Total Capital to risk-weighted assets	14.10%	13.41%
Tier I Capital to risk-weighted assets	13.13%	12.52%
Tier I Capital to average assets	8.79%	8.33%

NEW ACCOUNTING PRONOUNCEMENTS

Beginning January 1, 2001, Statement of Financial Accounting Standards (Statement) 133 on derivatives will require all derivatives and hedging activities to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement 133 is not expected to have a material effect on the Company's financial statements, but the effect will depend on derivative holdings when this standard applies.

RECENT REGULATORY DEVELOPMENTS

The Gramm-Leach-Bliley Act (the Act), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the Federal Reserve), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through financial subsidiaries, in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Office of the Comptroller of the Currency issued a regulation regarding the parameters under which national banks may establish and maintain financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries.

FIRST NATIONAL BANCORP, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarilly limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiary. The Company's exposure to interest rate risk results primarily from changes in either the short-term U.S. prime interest rate and/or the rates offered for short and medium term notes of the U.S. Treasury. The following tables present the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits and short-term borrowings as of June 30, 2000 and December 31, 1999.

	Analysis as of June 30, 2000 Expected Maturity Amounts for Years Ending June 30,
	2001	2002	2003 Through 2005	After 2005	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$—	$16,997	$63,005	$5,007	$85,009	$82,010
Average interest rate	—	5.43%	5.94%	6.08%	5.85%
Held-to-maturity	23,117	43,680	134,665	26,628	228,090	223,253
Average interest rate	5.99%	5.90%	5.93%	5.70%	5.90%
Loans, fixed rate(1)	101,425	60,593	202,461	90,455	454,934	444,476
Average interest rate	8.61%	8.53%	8.37%	8.02%	8.38%
Liabilities
NOW, money market and savings deposits(2)	$325,131	$—	$—	$—	$325,131	$325,131
Average interest rate	2.79%	—	—	—	2.79%
Time deposits, fixed rate	275,227	53,525	16,221	—	344,973	344,511
Average interest rate	5.51%	5.94%	5.71%	—	5.58%
Short-term borrowings, fixed rate	89,704	—	—	—	89,704	89,704
Average interest rate	6.12%	—	—	—	6.12%

(1)
Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)
NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending June 30, 2001, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

	Analysis as of December 31, 1999 Expected Maturity Amounts for Years Ending December 31,
	2000	2001	2002 Through 2004	After 2004	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$—	$16,996	$49,008	$8,005	$74,009	$71,250
Average interest rate	—	5.43%	5.63%	6.44%	5.67%
Held-to-maturity	12,591	33,243	146,160	6,172	198,166	193,667
Average interest rate	6.10%	5.72%	5.87%	4.65%	5.82%
Loans, fixed rate(1)	101,653	60,284	207,795	90,066	459,798	456,854
Average interest rate	8.52%	8.52%	8.28%	7.96%	8.30%
Liabilities
NOW, money market and savings deposits(2)	$315,705	$—	$—	$—	$315,705	$315,705
Average interest rate	2.57%	—	—	—	2.57%
Time deposits, fixed rate	302,898	23,761	18,352	—	345,011	345,736
Average interest rate	4.96%	5.44%	5.65%	—	5.03%
Short-term borrowings, fixed rate	112,191	—	—	—	112,191	112,191
Average interest rate	5.47%	—	—	—	5.47%

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

FIRST NATIONAL BANCORP, INC.

(REGISTRANT)

DATE: AUGUST 9, 2000

/s/ KEVIN T. REARDON Kevin T. Reardon Chairman of the Board Chief Executive Officer	/s/ ALBERT G. D'OTTAVIO Albert G. D'Ottavio President Principal Accounting Officer & Chief Financial Officer

QuickLinks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST NATIONAL BANCORP, INC. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES