Form 10-Q
period 2000-09-30
FIRST NATIONAL BANCORP INC /IL/
filed 2000-11-13
CIK 788783

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

/x/  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended September 30, 2000

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

YES  /x/      NO  / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,031,855 shares of the Company's Common Stock ($10.00 par value) were outstanding as of November 2, 2000.

FIRST NATIONAL BANCORP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2000 (Unaudited)	December 31, 1999
ASSETS
Cash and due from banks	$57,344	$57,449
Federal funds sold	80,400	64,700
Securities available-for-sale	85,969	71,250
Securities held-to-maturity (fair value of $225,649 at September 30, 2000 and $193,667 at December 31, 1999)	228,253	198,166
Loans	589,915	590,928
Allowance for loan losses	(6,430)	(5,870)

Loans, net	583,485	585,058
Premises and equipment, net	19,915	20,034
Accrued interest receivable and other assets	13,283	10,703
Intangibles, net	7,331	7,480

TOTAL ASSETS	$1,075,980	$1,014,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand, non-interest bearing	$159,683	$148,893
NOW accounts	112,026	90,321
Money market accounts	55,279	49,308
Savings	174,872	176,076
Time deposits, $100,000 and over	75,198	86,681
Other time deposits	275,648	258,330

Total deposits	852,706	809,609
Short-term borrowings	124,128	112,191
Accrued interest and other liabilities	5,856	5,775

Total liabilities	982,690	927,575

STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	30,393	24,318
Additional paid-in capital	106	106
Retained earnings	64,412	64,899
Accumulated other comprehensive loss	(1,227)	(1,664)
Treasury stock	(394)	(394)

Total Stockholders' Equity	93,290	87,265

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,075,980	$1,014,840

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
INTEREST INCOME
Loans	$12,805	$11,901	$37,366	$34,622
Securities
Taxable	4,069	3,627	11,871	9,947
Tax-exempt	578	389	1,419	1,168
Federal funds sold	729	501	1,889	1,440

Total interest income	18,181	16,418	52,545	47,177

INTEREST EXPENSE
Deposits	7,319	6,063	20,398	17,453
Short-term borrowings	1,514	842	3,960	1,976
Long-term debt	—	26	—	91

Total interest expense	8,833	6,931	24,358	19,520

Net interest income	9,348	9,487	28,187	27,657
Provision for loan losses	525	525	1,575	1,275

Net interest income after provision for loan losses	8,823	8,962	26,612	26,382

NONINTEREST INCOME
Trust fees	406	321	1,287	1,004
Service charges on deposit accounts	1,080	1,026	3,067	2,925
Securities gains, net	—	—	4	15
Other income	438	456	1,311	1,438

Total noninterest income	1,924	1,803	5,669	5,382

NONINTEREST EXPENSE
Salaries and employee benefits	3,500	3,414	10,425	10,023
Occupancy and equipment	909	840	2,647	2,380
Data processing	424	394	1,122	1,039
Amortization of intangibles	334	251	755	753
Other expenses	1,318	1,553	4,122	4,410

Total noninterest expense	6,485	6,452	19,071	18,605

INCOME BEFORE INCOME TAXES	4,262	4,313	13,210	13,159
Income tax expense	1,352	1,440	4,310	4,445

NET INCOME	$2,910	$2,873	$8,900	$8,714

Earnings per common share	$0.96	$0.95	$2.94	$2.88

Weighted average number of shares outstanding	3,031,855	3,025,545	3,031,989	3,025,545

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2000	1999
COMMON STOCK
Beginning of period	$24,318	$24,318
5-for-4 stock split effected in the form of a 25% stock dividend and payment for fractional shares	6,075	—

End of period	30,393	24,318

ADDITIONAL PAID-IN CAPITAL
Beginning and end of period	106	14

RETAINED EARNINGS
Beginning of period	64,899	58,578
Net income	8,900	8,714
Cash dividends declared ($1.08 per share in 2000; $1.02 per share in 1999)	(3,275)	(3,086)
5-for-4 stock split effected in the form of a 25% stock dividend and payment for fractional shares	(6,112)	—

End of period	64,412	64,206

TREASURY STOCK (At Cost)
Beginning and end of period	(394)	(750)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(1,664)	(52)
Unrealized gains (losses) on securities, net of reclassification adjustment and tax effect	437	(1,238)

End of period	(1,227)	(1,290)

TOTAL STOCKHOLDERS' EQUITY	$93,290	$86,498

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
NET INCOME	$2,910	$2,873	$8,900	$8,714
OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on available-for-sale securities	965	(393)	729	(2,036)
Less reclassification adjustments for (gains) and losses later recognized in income	—	—	(4)	(15)

Net unrealized gains (losses)	965	(393)	725	(2,051)
Tax effect	(383)	155	(288)	813

Other comprehensive gain (loss)	582	(238)	437	(1,238)

TOTAL COMPREHENSIVE INCOME	$3,492	$2,635	$9,337	$7,476

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,900	$8,714
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,435	1,324
Provision for loan losses	1,575	1,275
Amortization of securities premiums, net of accretion	(118)	16
Securities gains, net	(4)	(15)
Net gains on sale of other real estate	(18)	—
Amortization of intangibles	755	753
Increase in accrued interest receivable and other assets	(3,023)	(2,314)
Increase (decrease) in accrued interest and other liabilities	3	(111)

Net cash from operating activities	9,505	9,642

CASH FLOWS FROM INVESTING ACTIVITIES
Change in federal funds sold	(15,700)	4,300
Proceeds from maturities of securities	16,974	71,663
Proceeds from sales of securities	—	6,998
Purchase of securities	(60,933)	(99,020)
Loans made to customers, net of payments	(2)	(46,501)
Purchase of premises and equipment	(774)	(2,118)
Proceeds from sale of other real estate owned	173	50
Acquisition of branch office, net of cash received	7,568	—

Net cash from investing activities	(52,694)	(64,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	34,422	54,794
Net increase in short-term borrowings	11,937	20,827
Principal paid on long-term debt	—	(1,800)
Dividends paid	(3,275)	(3,086)

Net cash from financing activities	43,084	70,735

Net change in cash and due from banks	(105)	15,749
CASH AND DUE FROM BANKS
Beginning	57,449	39,710

Ending	$57,344	$55,459

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest paid	$24,336	$20,026
Income taxes	4,281	4,780
Supplemental schedule of noncash investing and financing activities
Purchase of assets and assumption of liabilities of branch office:
Liabilities assumed	$8,716	$—
Intangible assets acquired	(606)	—
Premises and equipment acquired	(542)	—

Net cash received	$7,568	$—

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)
(Table amounts in thousands of dollars, except per share data)

NOTE 1 — BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Joliet (the "Bank"). All material intercompany items and transactions have been eliminated in consolidation.

    The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1999 condensed balance sheet has been derived from the audited financial statements included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

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

    The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

    Earnings per share of common stock is based on weighted average number of shares outstanding during the period. Earnings per share of common stock has been restated for the periods ended September 30, 1999 for the 5-for-4 stock split effected in the form of a 25% stock dividend as discussed in Note 5.

NOTE 2 — SECURITIES

    The amortized cost and fair value of securities available-for-sale at September 30, 2000 and December 31, 1999 are as follows:

	Amortized Cost	Fair Value
September 30, 2000
U. S. Government agencies	$85,982	$83,975
Corporate	1,014	987
Federal Reserve Bank stock	1,007	1,007

	$88,003	$85,969

	Amortized Cost	Fair Value
December 31, 1999
U. S. Government agencies	$71,984	$69,257
Corporate	1,018	986
Federal Reserve Bank stock	1,007	1,007

	$74,009	$71,250

    The amortized cost and fair value of securities held-to-maturity at September 30, 2000 and December 31, 1999 are as follows:

	Amortized Cost	Fair Value
September 30, 2000
U. S. Treasury	$2,000	$1,999
U. S. Government agencies	180,143	176,885
States and political subdivisions	46,110	46,765

	$228,253	$225,649

	Amortized Cost	Fair Value
December 31, 1999
U. S. Treasury	$7,007	$7,024
U. S. Government agencies	163,192	158,639
States and political subdivisions	27,967	28,004

	$198,166	$193,667

    Securities with a carrying value of approximately $254,066,000 and $215,000,000 at September 30, 2000 and December 31, 1999, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

    Loans at September 30, 2000 and December 31, 1999 are as follows:

	September 30, 2000	December 31, 1999
Commercial and commercial real estate	$229,492	$212,472
Residential real estate	134,782	131,671
Construction	13,470	12,914
Agricultural	9,815	11,015
Consumer	202,356	222,856

Total loans	$589,915	$590,928

    Impaired loans consist of all nonaccrual loans and commercial and commercial real estate loans past due ninety days and more. Impaired loans amounted to $2,430,000 at September 30, 2000 and $1,076,000 at December 31, 1999.

    Changes in the allowance for loan losses were as follows:

	2000	1999
Balance, beginning of year	$5,870	$4,946
Provision charged to operations	1,575	1,275
Loans charged-off	(1,681)	(1,168)
Recoveries	666	724

Balance, September 30	$6,430	$5,777

NOTE 4 — COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which, to varying degrees, involve elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.

    The Company's exposure to credit loss on commitments to extend credit and standby letters of credit in the event of non-performance by the customer is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

    A summary of the contract amounts of the Company's exposure to off-balance-sheet risk is as follows:

	September 30, 2000	December 31, 1999
Loan commitments, including unused lines of credit	$74,851	$63,133
Standby letters of credit	15,435	12,509

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

NOTE 5 — COMMON STOCK

    On January 13, 2000, the Company's Board of Directors approved a resolution to increase the number of authorized common stock shares from 5,500,000 shares to 10,000,000 shares. Such resolution was approved by stockholders at the March 9, 2000 annual meeting.

    The Company's Board of Directors also approved a 5-for-4 stock split to be effected in the form of a 25% stock dividend to common stockholders of record as of March 23, 2000 with a payable date of April 6, 2000. Per share data for the periods ended September 30, 1999 has been restated to give effect to the stock split.

NOTE 6 — BRANCH ACQUISITION

    On September 15, 2000, the Bank acquired an existing bank's branch office located in Manhattan, Illinois. At the date of purchase, the bank acquired deposits of $8,675,000 and premises and equipment of $542,000. This purchase resulted in intangible assets of $606,000. This transaction was recorded using the purchase method of accounting. Under the purchase method of accounting, assets and liabilities are recorded at their fair values on the acquisition date. As such, the results of operations are excluded from the consolidated statements of income for periods prior to the acquisition date.

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

FINANCIAL CONDITION

    Total assets increased $61,140,000 or 6.02% to $1,075,980,000 as of September 30, 2000, compared to December 31, 1999. During the first nine months of 2000, net loans decreased $1,573,000, down .27% from December 31, 1999. Deposits increased $43,097,000 during the first nine months of 2000, up 5.32% from December 31, 1999. Stockholders' Equity increased $6,025,000 up 6.90% from December 31, 1999.

    At September 30, 2000, earning assets were $984,537,000, an increase of $59,493,000 or 6.43% from $925,044,000 at December 31, 1999. Average earning assets for the three months ended September 30, 2000 were $943,298,000, an increase of $54,435,000 or 6.12% from the same period in 1999, primarily due to an increase of $8,229,000 in the average loan portfolio, an increase of $38,431,000 in average securities, and an increase of $7,775,000 in average federal funds sold.

    Interest-bearing liabilities were $817,151,000 at September 30, 2000, an increase of $44,244,000 or 5.72%, from $772,907,000 at December 31, 1999. The increase was primarily due to an increase of 10.64% in short-term borrowings and a 24.03% increase in NOW accounts, both as a result of fluctuations in the balances of seasonal public funds. Other increases include 12.11% in money market accounts and 1.69% in time deposits.

    Average interest-bearing liabilities for the three months ended September 30, 2000 were $773,253,000, an increase of $61,156,000, or 5.74% from 1999. The increase was primarily due to a 2.91% increase in interest-bearing deposits and a 39.78% increase in short-term borrowings, primarily seasonal repurchase agreements of municipalities.

RESULTS OF OPERATIONS

    For the three months ended September 30, 2000, the Company earned $2,910,000 or $.96 per share as compared to $2,873,000 or $.95 per share for the same period in 1999. On a percentage basis, net income for the third quarter of 2000 increased by 1.29% over 1999. The Company's annualized return on average assets for the three months ended September 30, 2000 was 1.14% versus 1.18% for the same period in 1999. Annualized return on average equity was 12.56% for the third quarter of 2000 compared to 13.25% for the third quarter of 1999.

    For the nine months ended September 30, 2000, the Company earned $8,900,000 or $2.94 per share as compared to $8,714,000 or $2.88 per share for the same period in 1999. During this period net income increased 2.13% over the same period in 1999. The Company's annualized return on average assets for the nine months ended September 30, 2000 was 1.19% versus 1.27% for the same period in 1999. Annualized return on average equity was 13.19% for the nine months ended September 30, 2000 compared to 13.78% for the same period in 1999.

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

    On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.10% for the three months ended September 30, 2000, as compared to 4.35% for the same period in 1999.

    For the three months ended September 30, 2000, the yield on earning assets increased 34 basis points to 7.67% and the cost of interest-bearing liabilities increased 78 basis points to 4.54% as compared to the same period in 1999. The increase in the cost of interest-bearing liabilities is due primarily to the higher rate environment in 2000 and a greater volume of short-term borrowings with interest rates higher than average deposit liabilities.

    Tax equivalent net interest income for the three months ended September 30, 2000, decreased $29,000 or .30% compared to the same period in 1999. The increase in the volume of earning assets net of interest-bearing liabilities produced a $622,000 income increase while changes in interest rates decreased income by $651,000.

    For the nine months ended September 30, 2000, on a tax equivalent basis, the Company's net interest income expressed as a percentage of average interest earning assets was 4.20% as compared to 4.34% for the same period in 1999. The yield on earning assets increased 37 basis points to 7.58% and the cost of interest-bearing liabilities increased 54 basis points to 4.30%. Tax equivalent net interest income for the nine months ended September 30, 2000 increased $688,000 or 2.42% compared to the same period in 1999. The increase in the volume of earning assets net of interest-bearing liabilities produced $1,068,000 of the net interest income increase while changes in interest rates decreased income by $380,000.

NONINTEREST INCOME

    Noninterest income consists primarily of service charges on deposit accounts and trust fees. Total noninterest income was $1,924,000 for the three months ended September 30, 2000, an increase of $121,000, or 6.71%, from the same period in 1999. The ratio of noninterest income to income before income taxes was 45.14% and 41.80% for the three months ended September 30, 2000 and 1999, respectively.

    The noninterest income increase of $121,000 was primarily attributable to increases of $85,000 in trust fees, $18,000 in gains on the sale of other real estate, and $54,000 in service charges on deposit accounts. These increases are offset, in part, by decreases in ATM surcharge fees of $13,000, $12,000 in income on the sale of checks to depositors, and $6,000 in servicing fees on sold loans.

    For the nine months ended September 30, 2000, the total noninterest income was $5,669,000, an increase of $287,000 or 5.33% from the same period in 1999. The increase included increases in trust fees of $283,000 and deposit service charges of $142,000. These increases are offset by decreases in net securities gains of $11,000, $106,000 in gains on the sale of loans, and $11,000 in ATM surcharge fees.

NONINTEREST EXPENSE

    Noninterest expense increased $33,000, or .51%, to $6,485,000 for the three months ended September 30, 2000 as compared to $6,452,000 in 1999. For the nine months ended September 30, 2000, noninterest expense increased $466,000 or 2.50% to $19,071,000 as compared to $18,605,000 for the same period in 1999.

    Details of noninterest expense for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 are presented in the following schedule:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Salaries and employee benefits	$3,500	$3,414	$10,425	$10,023
Occupancy and equipment expense	909	840	2,647	2,380
Data processing	424	394	1,122	1,039
FDIC insurance and bank examination assessments	90	68	271	201
Printing, stationery, and supplies	136	160	360	409
Postage	96	115	283	306
Advertising	77	154	249	376
Amortization of intangibles	254	251	755	753
All other expenses	999	1,056	2,959	3,118

Total noninterest expense	$6,485	$6,452	$19,071	$18,605

    Salaries and employee benefits increased by $86,000 or 2.52% for the three months ended September 30, 2000. Year-to-date 2000 expense increased 4.01% compared to 1999. The increase is attributable to general pay increases and increases in health insurance costs and retirement plan costs. Salaries and benefits represented the largest category of noninterest expense accounting for 53.97% of total noninterest expense for the three months ended September 30, 2000 and 52.91% for the same period in 1999. The Company's number of full-time equivalent employees at September 30, 2000 was 350, compared to 384 at December 31, 1999 and 373 at September 30, 1999.

    Occupancy and equipment expense increased 8.21% for the three months ended September 30, 2000 versus 1999 and 11.22% for the nine months ended September 30, 2000 compared to 1999. The increase is due in part to the opening of two branches in the second half of 1999. Growth in the volume of loan and deposit accounts contributed to higher data processing expense in 2000. FDIC insurance and bank examination assessments increased 32.35% for the three months ended September 30, 2000 compared to the same period in 1999 and 34.83% year-to-date 2000 versus 1999. This increase is due to changes made by the FDIC in how insured institutions will be assessed fees, resulting in higher costs for all banks.

NONPERFORMING LOANS

    Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

    As of September 30, 2000, the Company's nonperforming loans were $2,923,000 or .50% of total loans compared to $1,494,000 or .25% of total loans at December 31, 1999. The increase is attributable to increases of $84,000 in residential real estate, $22,000 in consumer, and $1,345,000 in commercial real estate nonperforming loans. Impaired loans amounted to $2,430,000 at September 30, 2000 and $1,076,000 at December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses increased $560,000 for the nine month period ended September 30, 2000 to $6,430,000, which represented 1.09% of total loans. At December 31, 1999, the allowance for loan losses represented .99% of total loans. The increase in the allowance reflects higher levels of nonperforming loans at September 30, 2000.

CAPITAL RESOURCES

    Stockholders' equity was $93,290,000 at September 30, 2000, an increase of $6,025,000, or 6.90% over December 31, 1999. At September 30, 2000, stockholders' equity represented 8.67% of total assets compared to 8.60% at December 31, 1999.

    Under rules adopted by federal bank regulatory agencies, bank holding companies and financial institutions are subject to "risk based" capital measurements. These regulations establish minimum levels for risk-based Tier 1 Capital and Total Capital ratios and the leverage ratio. The Company and its subsidiary Bank currently are considered "well capitalized" and exceed the capital requirements established by federal bank regulatory agencies.

    The Company's consolidated actual capital ratios at September 30, 2000 and December 31, 1999 are summarized below:

	September 30, 2000	December 31, 1999
Total Capital to risk-weighted assets	14.05%	13.41%
Tier I Capital to risk-weighted assets	13.09%	12.52%
Tier I Capital to average assets	8.72%	8.33%

NEW ACCOUNTING PRONOUNCEMENTS

    Beginning January 1, 2001, Statement of Financial Accounting Standards (Statement) 133 on derivatives will require all derivatives and hedging activities to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Since the Company has no significant derivative instruments or hedging activities, adoption of Statement 133 will not have a material effect on the Company's financial statements, but the effect will depend on derivative holdings when this standard applies.

RECENT REGULATORY DEVELOPMENTS

    The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

    Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.

BRANCH ACQUISITION

    On September 15, 2000, the Bank acquired the Manhattan, Illinois branch office of Marquette National Bank. The Bank acquired deposits of $8,675,000 and premises and equipment of $542,000. The acquisition was accounted for as a purchase. No effects of this acquisition are included in the financial statements prior to the date of purchase.

FIRST NATIONAL BANCORP, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarilly limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiary. The Company's exposure to interest rate risk results primarily from changes in either the short-term U.S. prime interest rate and/or the rates offered for short and medium term notes of the U.S. Treasury. The following tables present the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits and short-term borrowings as of September 30, 2000 and December 31, 1999.

	Analysis as of September 30, 2000 Expected Maturity Amounts for Years Ending September 30,
	2001	2002	2003 Through 2005	After 2005	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$3,000	$16,998	$64,004	$4,001	$88,003	$85,969
Average interest rate	6.15%	5.58%	5.90%	6.83%	5.89%
Held-to-maturity	26,255	49,521	125,322	27,155	228,253	225,649
Average interest rate	5.93%	5.97%	5.93%	5.16%	5.85%
Loans, fixed rate(1)	105,045	60,186	203,286	91,721	460,238	450,232
Average interest rate	8.73%	8.61%	8.44%	8.08%	8.46%
Liabilities
NOW, money market and savings deposits(2)	$342,177	$—	$—	$—	$342,177	$342,177
Average interest rate	2.94%	—	—	—	2.94%
Time deposits, fixed rate	310,954	25,409	14,483	—	350,846	350,894
Average interest rate	5.80%	5.86%	5.71%	—	5.80%
Short-term borrowings, fixed rate	124,128	—	—	—	124,128	124,128
Average interest rate	6.11%	—	—	—	6.11%
(1)
Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)
NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending September 30, 2001, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

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

DATE: NOVEMBER 9, 2000

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000 (Unaudited) (Table amounts in thousands of dollars, except per share data)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
SIGNATURES