Form 10-K405
period 2000-12-31
FIRST NATIONAL BANCORP INC /IL/
filed 2001-03-23
CIK 788783

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

                                       OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    -----------------------

Commission file number:  0-15123

                          FIRST NATIONAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)
                        Illinois                                                   31-1182986
 -------------------------------------------------------      ------------------------------------------------------
                (State of Incorporation)                                (IRS Employer Identification No.)

       78 North Chicago Street, Joliet, Illinois                                      60432
 -------------------------------------------------------      ------------------------------------------------------
        (Address of principal executive offices)                                   (Zip Code)

 Registrant's telephone number, including area code                              (815) 726-4371
                                                              ------------------------------------------------------

 Securities registered pursuant to Section 12(b) of the Act:
                                                                              Name of each exchange
                  Title of each class                                          on which registered
 -------------------------------------------------------      ------------------------------------------------------

                          None                                                        None

 Securities registered pursuant to Section 12(g) of the Act:             Common Stock, $10.00 par value
                                                              ------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on March 7, 2001 was $211,516,921. Based on the last reported price of an actual transaction in registrant's Common Stock on March 7, 2001, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Common Stock of registrant. At March 7, 2001 there were 3,037,945 shares of registrant's sole class of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders originally scheduled to be held March 8, 2001, to the extent indicated herein. There is incorporated by reference in Parts II and IV of this Annual Report on Form 10-K portions of the information contained in the registrant's 2000 annual and financial reports to stockholders to the extent indicated herein.

                                TABLE OF CONTENTS

                                                                                                                Page
PART I
                ITEM 1.        Business.......................................................                     1

                ITEM 2.        Properties.....................................................                     9

                ITEM 3.        Legal Proceedings..............................................                     9

                ITEM 4.        Submission of Matters to a Vote of Security Holders............                     9


PART II

                ITEM 5.        Market for the Company's Common Stock and Related
                               Stockholder Matters............................................                    10

                ITEM 6.        Selected Financial Data........................................                    10

                ITEM 7.        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations............................                    10

                ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk.....                    10

                ITEM 8.        Financial Statements and Supplementary Data....................                    10

                ITEM 9.        Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure Matters....................                    10


PART III

                ITEM 10.       Directors and Executive Officers of the Registrant.............                    10

                ITEM 11.       Executive Compensation.........................................                    10

                ITEM 12.       Security Ownership of Certain Beneficial Owners and
                               Management.....................................................                    10

                ITEM 13.       Certain Relationships and Related Transactions.................                    11


PART IV

                ITEM 14.       Exhibits, Financial Statement Schedules and Reports
                               on Form 8-K....................................................                    11

                SIGNATURES     ...............................................................                    14


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


RECENT DEVELOPMENTS

    MERGER AND MERGER AGREEMENT

On March 1, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bank of Montreal, a chartered bank of Canada ("BMO"), and Bankmont Financial Corp., a Delaware corporation and wholly-owned subsidiary of BMO ("BFC"), providing for the merger of the Company with and into BFC (the "Merger"). In connection with the Merger, each share of the Company's common stock, par value $10.00 per share (the "Company Shares"), will be converted at the time of the Merger, at the election of each Company shareholder and subject to adjustment as provided below, into either:

          (i)      $72.50 in cash (the "Cash Election"); or

          (ii) a number of shares of BMO common stock, no par value ("BMO Shares"), equal to $72.50 divided by the BMO Share Price (as defined below) (the "Stock Election"); or

          (iii) $36.25 in cash and a number of BMO Shares equal to $36.25 divided by the BMO Share Price (the "Combination Election").

The "BMO Share Price" means the average (weighted according to reported daily trading volume on the New York Stock Exchange and rounded to the nearest $.01) of the closing prices of the BMO Shares on the ten trading days immediately prior to the fourth day preceding the closing of the Merger.

Any Company shareholder that fails to make one of the above elections in connection with the Merger or fails to properly complete and timely return an election form (a "No Election") will receive $72.50 in cash for each of his or her Company Shares in the Merger, subject to adjustment as provided below.

The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended. In order to ensure that the Merger constitutes a tax-free reorganization, the parties have agreed that at least 50% of the consideration to be issued or paid in the Merger must consist of BMO Shares (the "Share Minimum"). If the elections made by Company shareholders in connection with the Merger would otherwise result in the aggregate number of BMO Shares to be issued in the Merger constituting less than the Share Minimum, the elections of certain Company shareholders will be adjusted as follows until the Share Minimum is satisfied: (i) first, Company shareholders who make No Election will, instead of receiving cash in the Merger, receive BMO Shares in the Merger;
(ii) second, if necessary, Company shareholders who make a Combination Election will receive more BMO Shares and less cash in the Merger than they otherwise would receive by making a Combination Election, or, if necessary, such shareholders will receive all BMO Shares and no cash in the Merger; and (iii) third, if necessary, Company shareholders who make a Cash Election will receive a combination of BMO Shares and cash in connection with the Merger, or, if necessary, such shareholders will receive all BMO Shares and no cash in the Merger.

Consummation of the Merger is subject to various conditions, including (i) the approval of the Merger Agreement and the Merger by the holders of two-thirds of the outstanding Company Shares, (ii) the receipt of requisite regulatory approvals, and (iii) registration of the BMO Shares to be issued in the Merger under the Securities Act of 1933, as amended.

         SHARE OPTION AGREEMENT

Concurrently with the execution of the Merger Agreement, the Company and BMO entered into a Share Option Agreement, dated as of March 1, 2001 (the "Share Option Agreement"), pursuant to which the Company granted BMO an option to purchase, upon the terms and subject to the conditions set forth in the Share Option Agreement, up to 604,553 of the Company Shares (approximately 19.9% of the Company Shares) at a per share exercise price of $72.50, subject to adjustment as provided in the Share Option Agreement.

         VOTING AGREEMENT

Concurrently with the execution of the Merger Agreement, each of the members of the Company's board of directors entered into a Voting Agreement with BMO, dated as of March 1, 2001 (the "Voting Agreement"), pursuant to which the directors agreed to vote their Common Shares in favor of the approval of the Merger and the Merger Agreement. As of the date of the Voting Agreement, the directors directly owned and were entitled to vote, in the aggregate, approximately 11.3% of the outstanding Company Shares.

         RIGHTS AMENDMENT

Immediately prior to the execution of the Merger Agreement, the Share Option Agreement and the Voting Agreement, the Company entered into Amendment No. 1, dated March 1, 2001 (the "Rights Amendment"), to the Rights Agreement, dated as of November 14, 1996, between the Company and Harris Trust and Savings Bank, as rights agent, to make the provisions of the Rights Agreement inapplicable to the transactions contemplated by the Merger Agreement, the Share Option Agreement and the Voting Agreement.

         ADJOURNMENT OF ANNUAL SHAREHOLDERS' MEETING

In light of the execution of the Merger Agreement and of the need to hold a shareholders' meeting later this year to vote on the Merger, the Company adjourned its previously scheduled March 8th annual meeting of shareholders without conducting any business at the meeting. Instead, the Company will hold a shareholders' meeting to consider and vote on the proposed Merger and any other necessary business at a later date. The Company will inform its shareholders of the new date, time and place at which the shareholders' meeting will be held in a notice which will be included in the proxy statement/prospectus described below.

In connection with the Merger, BMO will be filing a registration statement and other documents with the Securities and Exchange Commission ("SEC"). The registration statement will contain the proxy statement of the Company and the prospectus of BMO. Shareholders and investors should read this combined proxy statement/prospectus and any other relevant documents filed with the SEC when they become available because they will contain important information concerning the proposed Merger, among other things. The Company will mail the proxy statement/prospectus and the other relevant documents free of charge to shareholders of record of the Company on the new record date to be set for the shareholders' meeting. Shareholders of the Company will also be able to obtain the proxy statement/prospectus and other relevant documents free of charge at the SEC's website, WWW.SEC.GOV, or by requesting these documents from BMO at Bank of Montreal, Corporate Secretary's Department, 21st floor, 1 First Canadian Place, Toronto, Ontario, M5X 1A1, or from the Company at First National Bancorp, 78 North Chicago Street, Joliet, Illinois 60432.

         EXHIBITS

The foregoing summary of the Merger Agreement, the Share Option Agreement, the Voting Agreement and the Rights Amendment is qualified in its entirety by reference to the text of such documents, copies of which are incorporated by reference as exhibits hereto, and are incorporated herein by reference.


SUBSIDIARY DESCRIPTION
The Bank is a commercial, national FDIC insured bank with its main office located at 78 North Chicago Street, Joliet, Illinois 60432. The Bank is located approximately 45 miles southwest of Chicago and has Joliet and the western portion of Will County as its primary service area. The Bank was organized as a national banking organization on June 6, 1933, and currently has 17 branches in addition to the main bank location.

Approximately 87% of the Bank's assets are located within Will County, Illinois. Will County has become one of the fastest growing areas in Illinois with an average population growth in excess of 3% per year since 1990. Total population exceeds 475,000 with a labor force of over 245,000. Unemployment has remained consistently under 6% since 1994. This population growth and stable employment levels are factors contributing to the Bank's loan growth in the last three years. In particular, commercial and consumer loan volumes have all been positively affected by these economic conditions with increases of 47% and 13%, respectively in the three years ending December 31, 2000.

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

EMPLOYMENT
As of December 31, 2000, the Bank had 296 full-time and 140 part-time employees.

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

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

THE COMPANY

GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

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


The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.


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


The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets, and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of stockholders' equity excluding accumulated other comprehensive income or loss less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus the Company's allowance for loan losses.


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

As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 14.62% and a leverage ratio of 8.68%.

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

During the year ended December 31, 2000, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits. During the year ended December 31, 2000, the Bank paid FICO assessments totaling $161,512.

SUPERVISORY ASSESSMENTS. All national banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2000, the Bank paid supervisory assessments to the OCC totaling $198,701.

CAPITAL REQUIREMENTS. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

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

During the year ended December 31, 2000, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.62% and a risk-based capital ratio of 14.52%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;
(ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and ultimately, (xi) appointing a receiver for the institution. As of December 31, 2000, the Bank was well capitalized as defined by OCC regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, approximately $
10.7 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors, officers and principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director, officer or principal shareholder of the Company or a director or officer of the Bank may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois permits interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

FINANCIAL SUBSIDIARIES. Eligible national banks are authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, the Bank has not applied for nor received approval to establish any financial subsidiaries.

FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

ITEM 2.  PROPERTIES

The main building of the Company is located at 78 North Chicago Street, Joliet, Illinois. The Bank owns this building. The land on which it is located is owned by the Company. The Bank has seventeen additional facilities, of which fourteen are owned and three are leased. The address and approximate square footage of each location are as follows:

                                                                         Approximate
                 Location                                                Square Feet         Status
    ------------------------------------------------------------------------------------------------

        78 North Chicago St., Joliet                                          25,000         Owned
        Scott and Jefferson, Joliet                                            1,600         Owned
        Midland and Campbell, Joliet                                          4,200          Owned
        Black and Essington Roads, Joliet                                    12,000          Owned
        1590 North Larkin, Joliet                                             1,100          Leased
        191 South Larkin, Joliet                                                900          Leased
        207 Mondamin St., Minooka                                             2,000          Owned
        23841 West Eames, Channahon                                             100          Leased
        Route 52 and Brookshore, Shorewood                                    1,200          Owned
        24745 West Eames, Channahon                                           1,400          Owned
        626 Townhall Drive, Romeoville                                        6,500          Owned
        225 Lily Cache Lane, Bolingbrook                                      8,800          Owned
        826 East 9th Street, Lockport                                        27,000          Owned
        Cedar Road. and 159th St., Lockport                                   9,000          Owned
        2005 West Route 34, Plano                                            10,000          Owned
        80 South Weber Road, Romeoville                                       1,600          Owned
        15900 South Division Street, Plainfield                               2,000          Owned
        505 State Street, Manhattan                                           2,100          Owned


ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

As of December 31, 2000, the Company had 2,445 shareholders of record of its common stock. First National Common Stock is traded primarily through the offices of Stofan, Agazzi & Co., Richard B. Vance & Co., A. G. Edwards & Sons, Inc., Edward D. Jones & Co. and ABN AMRO Securities, Inc. Information on dividends paid and the price range of the Company's common stock on a quarterly basis in 2000 and 1999 is presented on page 9 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The five year summary of selected financial data is presented as Selected Financial Data on page 9 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis appearing on pages 1 through 11 of the 2000 Financial Report and the additional statistical information appearing on pages 12 through 16 of the 2000 Financial Report are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appearing on pages 8 and 9 of the 2000 Financial Report are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and Report of Independent Auditors thereon appearing on pages 17 through 35 of the 2000 Financial Report are incorporated herein by reference. See Item 14 for information concerning financial statements and schedules filed with the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

No disagreements on accounting and financial disclosure matters have occurred for the 24 months prior to, or in months subsequent to, December 31, 2000.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing on pages 2 through 4 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing on pages 6 and 7 of the Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference.

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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. The Consolidated Financial Statements of the Company and report of independent auditors are incorporated herein by reference from the 2000 Financial Report to Stockholders as listed below:

                                                                                                            Financial
                                                                                                           -----------
                                                                                                           Report Pages
                                                                                                           -------------
            Consolidated balance sheets as of December 31, 2000 and 1999...............                        18

            Consolidated statements of income for the years ended                                              19
            December 31, 2000, 1999, and 1998.........................................

            Consolidated statements of stockholders' equity for the years ended
            December 31, 2000, 1999, and 1998 ......................................                           20

            Consolidated statements of cash flows for the years ended
            December 31, 2000, 1999, and 1998........................................                          21

            Notes to consolidated financial statements...............................                         22-35

            Report of Independent Auditors on the Consolidated Financial Statements ..                         17

     The following index provides the location of the statistical information included in the 2000 Financial Report to Stockholders which is incorporated herein by reference.

                                                                                                          Financial
                                                                                                         Report Page
                                                                                                         -----------
            Average Balance Sheets, Interest Margin, and Interest Rates ....................                   3

            Nonperforming Loans ............................................................                   4

            Potential Problem Loans ........................................................                   5

            Asset/Liability  Management (liquidity).........................................                   7

            Interest Differential (Rate/Volume Analysis)....................................                   12

            Securities......................................................................                   12

            Securities Maturities and Weighted Average Interest Rate........................                   13

            Loan Portfolio by Major Category................................................                   14

            Loan Maturities and Rate Sensitivity............................................                   14

            Summary of Loan Loss Activity...................................................                   15

            Allocation of the Allowance for Loan Losses.....................................                   16

            Deposits (Time Deposits of $100,000 or More)....................................                   16

            Disclosure of the Effect on Interest Income from Impaired Loans ................                   26

            Short-term Borrowings ..........................................................                   27

            Quarterly Results of Operations 2000-1999 (Unaudited)...........................                   35

                                       11

    3.  Exhibits

         2.1 Merger Agreement dated December 12, 1997 between First National Bank of Joliet and Bank of Lockport, Southwest Suburban Bank and Community Bank of Plano (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1997, File No. 0-15123).

        2.2 Agreement and Plan of Merger, dated as of March 1, 2001, by and between First National Bancorp, Inc., Bank of Montreal and Bankmont Financial Corporation (without exhibits) (incorporated by reference to Exhibit 2.1 to First National Bancorp, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2001, as amended).


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

        4.1 Rights Agreement for Preferred Share Purchase Rights, dated November 14, 1996 (incorporated by reference to Form 8-A, File No. 0-15123).

        4.2 Amendment No. 1, dated as of March 1, 2001, to the Rights Agreement, dated as of November 14, 1996, between First National Bancorp, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 to First National Bancorp, Inc.'s Form 8-A filed with the Securities and Exchange Commission on March 5, 2001).

        10.2a First National Bancorp, Inc. Employee Profit Sharing and Retirement Plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1998, File No. 0-15123). *

        10.2b First National Bancorp, Inc. Employee Profit Sharing and Retirement Plan as amended and restated, (incorporated by reference to Exhibit 10.1 to First National Bancorp, Inc.'s Form S-8 filed with the Securities and Exchange Commission on June 9,
                2000). *

        10.3a First National Bancorp, Inc. 401(k) Plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1993, File No. 0-15123). *

        10.3b Amendment of the First National Bancorp, Inc. 401(K) Plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1994, File No. 0-15123). *

        10.4 First National Bancorp, Inc. Employees' Cafeteria Plan, (incorporated by reference to Part IV of Form 10-K for the year ended December 31, 1995, File No. 0-15123). *


        10.5 Synopsis of computer service contract dated December 11, 1996 between FISERV Solutions, Inc. (service provider) and First National Bancorp, Inc. (customer), (incorporated by reference to
                Part IV of Form 10-K for the year ended December 31, 1996, File No. 0-15123).

        10.6 Voting Agreement, dated as of March 1, 2001, between Bank of Montreal and each of the members of the board of directors of First National Bancorp, Inc. (incorporated by reference to
                Exhibit 99.2 to First National Bancorp, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2001, as amended).

        10.7 Stock Option Agreement, dated as of March 1, 2001, between Bank of Montreal and First National Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to First National Bancorp, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2001, as amended).

        10.8 Form of Change in Control Agreement entered into during the quarter ended December 31, 2000, by First National Bancorp, Inc. and each of the members of the Board of Directors of First National Bancorp, Inc. *

         10.9 Form of Change in Control Agreement entered into during the quarter ended December 31, 2000, by First National Bancorp, Inc. and certain executive and senior officers of First National Bank of Joliet. *

                   * Management contract or compensatory plan or arrangement of the Company


        11      Statement re: computation of per share earnings

        13      2000 annual and financial reports to shareholders

        21      Subsidiaries of the Registrant

        22      Notice of Annual Shareholders Meeting of First National Bancorp,
                Inc.

  (b)  Reports on Form 8-K

        There were no events or transactions requiring a Form 8-K to be filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Joliet, State of Illinois, on this 8th day of March, 2001.

                                         FIRST NATIONAL BANCORP, INC.
                                                    (Registrant)



                                      By:  /s/ Kevin T. Reardon
                                         ---------------------------------------
                                                     Kevin T. Reardon
                                                   Chairman of the Board
                                                 & Chief Executive Officer



                                      By:  /s/ Albert G. D'Ottavio
                                         ---------------------------------------
                                                    Albert G. D'Ottavio
                                                   President & Director
                                                (Chief Financial Officer)
                                               Principal Accounting Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 8th day of March, 2001 by the following persons on behalf of the registrant in the capacities indicated.

               NAME                                             TITLE


    /s/ Kevin T. Reardon                               Chairman of the Board
    --------------------                                          and
                                                       Chief Executive Officer

    /s/ Albert G. D'Ottavio                            President and Director
    ------------------------                            (Chief Operating Officer)
                                                       (Chief Financial Officer)

    /s/ Walter F. Nolan                                Director
    ---------------------

    /s/ George H. Buck                                 Director
    ----------------------

    /s/ Charles R. Peyla                               Director
    ----------------------

    /s/ Louis R. Peyla                                 Director
    ----------------------

                                       14