Form 10-Q
period 2001-03-31
FIRST NATIONAL BANCORP INC /IL/
filed 2001-05-15
CIK 788783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2001

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ----- to -----

Commission file number 0-15123

FIRST NATIONAL BANCORP, INC. (an Illinois Corporation)

I.R.S. Employer Identification Number 31-1182986

78 N. Chicago St.
Joliet, Illinois 60432
Telephone: (815) 726-4371

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                  YES       ☒                         NO       ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,037,945 shares of the Company's Common Stock ($10.00 par value) were outstanding as of May 2, 2001.

FIRST NATIONAL BANCORP, INC.

CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

a.	Condensed Consolidated Balance Sheets

b.	Condensed Consolidated Statements of Income

c.	Condensed Consolidated Statements of Stockholder's Equity

d.	Condensed Consolidated Statements of Comprehensive Income

e.	Condensed Consolidated Statements of Cash Flows

f.	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition andResults of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

First National Bancorp, Inc. and Bank of Montreal will file a proxy statement/prospectus and other documents regarding the proposed business combination transaction referenced in the following information with the Securities and Exchange Commission. Investors and security holders are urged to read the proxy statement/prospectus, when it becomes available, because it will contain important information. The definitive proxy statement/prospectus will be sent to shareholders of First National Bancorp, Inc. seeking their approval of the proposed transaction. Investors amd security holders may obtain a free copy of the proxy statement/prospectus (when it becomes available) and other documents filed by First National Bancorp, Inc. and Bank of Montreal with the Commission at the Commission's web site at www.sec.gov. The definitive proxy statement/ prospectus and the other related documents may also be obtained free of charge by First National shareholders by directing a request to First National Bancorp, Inc., 78 North Chicago Street, Joliet, Illinois 60432, Attention: Corporate Secretary.

PART  I.           FINANCIAL    INFORMATION

ITEM   1.          FINANCIAL    STATEMENTS

FIRST NATIONAL BANCORP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,
	2001	December 31,
	(Unaudited)	2000
ASSETS
Cash and due from banks	$52,657	$51,856
Federal funds sold	43,800	63,200
Securities available-for-sale	213,341	102,685
Securities held-to-maturity (fair value of $154,472 at March 31, 2001 and $239,637 at December 31, 2000)	151,526	239,073
Loans	575,252	578,334
Allowance for loan losses	(6,280)	(6,332)
Loans, net	568,972	572,002
Premises and equipment, net	19,552	19,992
Accrued interest receivable and other assets	12,140	11,909
Intangibles,net	6,797	7,064
TOTAL ASSETS	$1,068,785	$1,067,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand, non-interest bearing	$164,352	$165,009
NOW accounts	98,129	103,382
Money market accounts	53,239	53,553
Savings	184,654	177,195
Time deposits, $100,000 and over	89,430	94,362
Other time deposits	248,178	250,566
Total deposits	837,982	844,067
Short-term borrowings	123,752	121,272
Accrued interest and other liabilities	7,767	6,408
Total liabilities	969,501	971,747

STOCKHOLDERS' EQUITY

Preferred stock	-	-
Common stock	30,393	30,393
Additional paid-in capital	208	208
Retained earnings	68,020	65,927
Accumulated other comprehensive income (loss)	753	(404)
Treasury stock	(90)	(90)
Total Stockholders' Equity	99,284	96,034
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,068,785	$1,067,781

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
INTEREST INCOME
Loans	$12,251	$12,204
Securities
Taxable	4,511	3,801
Tax-exempt	721	365
Federal funds sold	531	677
Total interest income	18,014	17,047
INTEREST EXPENSE
Deposits	6,885	6,324
Short-term borrowings	1,631	1,297
Total interest expense	8,516	7,621
Net interest income	9,498	9,426
Provision for loan losses	300	525
Net interest income after provision for loan losses	9,198	8,901
NONINTEREST INCOME
Trust fees	493	462
Service charges on deposit accounts	1,114	945
Securities gains, net	15	-
Other income	659	415
Total noninterest income	2,281	1,822
NONINTEREST EXPENSE
Salaries and employee benefits	3,593	3,517
Occupancy and equipment	977	860
Data processing	424	280
Amortization of intangibles	266	251
Other expenses	1,565	1,295
Total noninterest expense	6,825	6,203

INCOME BEFORE INCOME TAXES	4,654	4,520
Income tax expense	1,467	1,515
NET INCOME	$3,187	$3,005
Earnings per common share	$1.05	$0.99
Weighted average number of shares outstanding	3,037,942	3,032,257

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except per share data)

Three Months Ended
March 31,
	2001	2000
COMMON STOCK
Beginning of period	$30,393	$24,318
5-for-4 stock split effected in the form of a 25% stock dividend and payment for fractional shares	-	6,075
End of period	30,393	30,393

ADDITIONAL PAID-IN CAPITAL
Beginning and end of period	208	106

RETAINED EARNINGS
Beginning of period	65,927	64,899
Net income	3,187	3,005
Cash dividends declared ($.36 per share in 2001; $.36 per share in 2000)	(1,094)	(1,092)
5-for-4 stock split effected in the form of a 25% stock dividend and payment for fractional shares	-	(6,112)
End of period	68,020	60,700

TREASURY STOCK (At Cost)
Beginning and end of period	(90)	(394)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(404)	(1,664)
Unrealized gains (losses) on securities, net of reclassification adjustment and tax effect	1,157	(131)
End of period	753	(1,795)

TOTAL STOCKHOLDERS' EQUITY	$99,284	$89,010

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2001	2000
NET INCOME	$3,187	$3,005

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on available-for-sale securities	1,918	(217)
Tax effect	(761)	86

Other comprehensive income (loss)	1,157	(131)

TOTAL COMPREHENSIVE INCOME	$4,344	$2,874

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,187	$3,005
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	517	449
Provision for loan losses	300	525
Amortization of securities premiums, net of accretion	40	(26)
Securities gains, net	(15)	-
Net gains on sale of other real estate	-	(18)
Amortization of intangibles	267	251
Increase in accrued interest receivable and other assets	(772)	(1,156)
Increase in accrued interest and other liabilities	1,359	446
Net cash from operating activities	4,883	3,476

CASH FLOWS FROM INVESTING ACTIVITIES
Change in federal funds sold	19,400	36,300
Proceeds from maturities and calls of securities	119,653	3,249
Purchase of securities	(140,869)	(30,045)
Loans made to customers, net of payments	2,510	9,991
Purchase of premises and equipment	(77)	(207)
Proceeds from sale of other real estate owned	-	173
Net cash from investing activities	617	19,461

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(6,085)	(3,229)
Net increase (decrease) in short-term borrowings	2,480	(36,076)
Dividends paid	(1,094)	(1,092)
Net cash from financing activities	(4,699)	(40,397)

Net change in cash and due from banks	801	(17,460)

CASH AND DUE FROM BANKS
Beginning	51,856	57,449
Ending	$52,657	$39,989

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest paid	$8,627	$6,379
Income taxes	250	180
Noncash investing and financing activities:
Other real estate acquired in settlement of loans	220	-

See Notes to Condensed Consolidated Financial Statements.

FIRST NATIONAL BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)
(Table amounts in thousands of dollars, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of First National Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Joliet (the "Bank"). All material intercompany items and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Compnany's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 2000 condensed balance sheet has been derived from the audited financial statements included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2001. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Earnings per share of common stock is based on weighted average number of shares outstanding during the period.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities available-for-sale at March 31, 2001 and December 31, 2000 are as follows:

March 31, 2001	Amortized Cost	Fair Value

U.S. Government agencies	$90,654	$91,458
Mortgage backed	114,800	115,150
Other	5,633	5,726
Federal Reserve Bank stock	1,007	1,007
	$212,094	$213,341

December 31, 2000	Amortized Cost	Fair Value

U.S. Government agencies	$82,990	$82,228
Mortgage backed	18,347	18,451
Other	1,012	999
Federal Reserve Bank stock	1,007	1,007
	$103,356	$102,685

The amortized cost and fair value of securities held-to-maturity at March 31, 2001 and December 31, 2000 are as follows:

March 31, 2001	Amortized Cost	Fair Value

U.S. Government agencies	$91,581	$92,272
Mortgage backed	474	472
States and political subdivisions	59,471	61,728
	$151,526	$154,472

December 31, 2000	Amortized Cost	Fair Value

U.S. Treasury	$2,000	$2,002
U.S. Government agencies	184,242	183,329
Mortgage backed	486	479
States and political subdivisions	52,345	53,827
	$239,073	$239,637

Securities with a carrying value of approximately $254,000,000 and $255,000,000 at March 31, 2001 and December 31, 2000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law.

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

Loans at March 31, 2001 and December 31, 2000 are as follows:

	March 31, 2001	December 31, 2000
Commercial and commercial real estate	$233,142	$223,897
Residential real estate	133,978	137,001
Construction	11,730	13,123
Agricultural	9,483	9,978
Consumer	186,919	194,335
Total loans	$575,252	$578,334

Impaired loans consist of all nonaccrual loans and commercial and commercial real estate loans past due ninety days and more. Impaired loans amounted to $870,000 at March 31, 2001 and $1,730,000 at December 31, 2000.

Changes in the allowance for loan losses were as follows:

	2001	2000
Balance, beginning of year	$6,332	$5,870
Provision charged to operations	300	525
Loans charged-off	(550)	(570)
Recoveries	198	275
Balance, March 31	$6,280	$6,100

NOTE 4 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which, to varying degrees, involve elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss on commitments to extend credit and standby letters of credit in the event of non- performance by the customer is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

A summary of the contract amounts of the Company's exposure to off-balance-sheet risk is as follows:

	March 31, 2001	December 31, 2000
Loan commitments, including unused lines of credit	$89,930	$72,547
Standby letters of credit	15,925	16,326

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

NOTE 5 - PENDING MERGER

On March 1, 2001, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Bank of Montreal, a chartered bank of Canada ("BMO"), and Bankmont Financial Corp., a Delaware corporation and wholly-owned subsidiary of BMO, providing for the merger of the Company with and into Bankmont Financial Corp. In connection with the merger, each share of the Company's $10 par value common stock will be converted at the time of the merger, at the election of each Company shareholder and subject to adjustment as provided below, into either:

a)	$72.50 in cash; or
b)	a number of shares of BMO no par value common stock, equal to $72.50 divided by the BMO Share Price (as defined below); or
c)	$36.25 in cash and a number of BMO no par value common shares equal to $36.25 divided by the BMO Share Price.

The "BMO Share Price" means the average (weighted according to reported daily trading volume on the New York Stock Exchange and rounded to the nearest $.01) of the closing prices of the BMO no par value common shares on the ten trading days immediately prior to the fourth day preceding the closing of the merger.

Consummation of the merger is subject to various conditions, including (i) the approval of the Merger Agreement and merger by the holders of two-thirds of the outstanding Company no par value common stock, (ii) the receipt of the requisite regulatory approvals, and (iii) registration of the BMO no par value common shares to be issued in the merger under the Securities Act of 1933, as amended.

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

FINANCIAL CONDITION

Total assets increased $1,004,000 or .09% to $1,068,785,000 as of March 31, 2001, compared to December 31, 2000. During the first three months of 2001, net loans decreased $3,030,000, down .53% from December 31, 2000. Deposits decreased $6,085,000 during the first three months of 2001, down .72% from December 31, 2000. Stockholders' Equity increased $3,250,000 up 3.38% from December 31, 2000.

At March 31, 2001, earning assets were $983,919,000, an increase of $627,000 or .06% from $983,292,000 at December 31, 2000. Average earning assets for the three months ended March 31, 2001 were $965,565,000, an increase of $49,372,000 or 5.39% from the same period in 2000, primarily due to an increase of $72,080,000 in average securities, offset by a decrease of $8,836,000 in average federal funds sold and a decrease of $13,872,000 in the average loan portfolio.

Interest-bearing liabilities were $797,382,000 at March 31, 2001, a decrease of $2,948,000 or .37%, from $800,330,000 at December 31, 2000. The decrease was primarily due to a 5.08% decrease in NOW accounts as a result of fluctuations in the balances of seasonal public funds as well as a 2.12% decrease in time deposits. These decreases were offset by increases of 4.21% in savings deposits and 2.04% in short-term borrowings.

Average interest-bearing liabilities for the three months ended March 31, 2001 were $788,025,000, an increase of $36,678,000, or 4.88% from 2000. The increase was primarily due to a 14.79% increase in interest-bearing deposits and a 29.53% increase in short-term borrowings, primarily seasonal repurchase agreements of municipalities.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, the Company earned $3,187,000 or $1.05 per share as compared to $3,005,000 or $.99 per share for the same period in 2000. On a percentage basis, net income for the first quarter of 2001 increased by 6.06% over 2000. The Company's annualized return on average assets for the three months ended March 31, 2001 was 1.24% versus 1.23% for the same period in 2000. Annualized return on average equity was 13.25% for the first quarter of 2001 compared to 13.71% for the first quarter of 2000.

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

On a tax equivalent basis (35% income tax rate), the Company's net interest income expressed as a percentage of average interest earning assets was 4.17% for the three months ended March 31, 2001, as compared to 4.27% for the same period in 2000.

For the three months ended March 31, 2001, the yield on earning assets increased 9 basis points to 7.57% and the cost of interest-bearing liabilities increased 30 basis points to 4.38% as compared to the same period in 2000. The increase in the cost of interest-bearing liabilities is due primarily to an increase in the volume of average short-term borrowings of $26,914,000.

Tax equivalent net interest income for the three months ended March 31, 2001, increased $205,000 or .21% compared to the same period in 2000. The increase in the volume of earning assets net of interest-bearing liabilities produced a $566,000 income increase while changes in interest rates decreased income by $361,000.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on deposit accounts and trust fees. Total noninterest income was $2,281,000 for the three months ended March 31, 2001, an increase of $459,000, or 25.19%, from the same period in 2000. The ratio of noninterest income to income before income taxes was 49.01% and 40.31% for the three months ended March 31, 2001 and 2000, respectively.

The noninterest income increase of $459,000 was primarily attributable to increases of $31,000 in trust fees, $15,000 in gains on securities calls, $169,000 in service charges on deposit accounts due in part to various account fees raised in the first quarter, $72,000 in gains on the sale of loans, and $150,000 in mortgage loan servicing income.

NONINTEREST EXPENSE

Noninterest expense increased $622,000, or 10.03%, to $6,825,000 for the three months ended March 31, 2001 as compared to $6,203,000 in 2000.

Details of noninterest expense for the three months ended March 31, 2001 and 2000 are presented in the following schedule:

	Three Months Ended March 31,
	2001	2000
Salaries and employee benefits	$3,593	$3,517
Occupancy and equipment expense	977	860
Data processing	424	280
FDIC insurance and bank examination assessments	93	91
Printing, stationery, and supplies	85	104
Postage	63	81
Advertising	64	85
Amortization of intangibles	266	251
All other expenses	1,260	934
Total noninterest expense	$6,825	$6,203

Salaries and employee benefits increased by $76,000 or 2.16% for the three months ended March 31, 2001. The increase is attributable to general pay increases and an increase in retirement plan costs partially offset by reductions in health insurance costs and a lesser number of full-time equivalent employees. Salaries and benefits represented the largest category of noninterest expense accounting for 52.64% of total noninterest expense for the three months ended March 31, 2001 and 56.70% for the same period in 2000. The Company's number of full-time equivalent employees at March 31, 2001 was 360, compared to 366 at December 31, 2000 and 366 at March 31, 2000.

Occupancy and equipment expense increased 13.60% for the three months ended March 31, 2001 versus 2000. The 2001 increase is due to higher real estate taxes, maintenance expenses, and utility costs attributable in part to new branch locations. Growth in the volume of loan and deposit accounts contributed to higher data processing expense in 2001. Other expenses increased in part from $186,000 in merger related expenses.

NONPERFORMING LOANS

Nonperforming loans are comprised of those loans on which interest income is not being accrued and other loans which are contractually in arrears as to principal or interest for ninety days or more.

As of March 31, 2001, the Company's nonperforming loans were $1,146,000 or .20% of total loans compared to $2,159,000 or .37% of total loans at December 31, 2000. The decrease is attributable to decreases of $313,000 in residential real estate, $173,000 in consumer, and $845,000 in commercial real estate nonperforming loans, offset by increases of $275,000 in construction and $43,000 in commercial loans. Impaired loans amounted to $870,000 at March 31, 2001 and $1,730,000 at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses decreased $52,000 for the three month period ended March 31, 2001 to $6,280,000, which represented 1.09% of total loans. At December 31, 2000, the allowance for loan losses also represented 1.09% of total loans.

CAPITAL RESOURCES

Stockholders' equity was $99,284,000 at March 31, 2001, an increase of $3,250,000, or 3.38% over December 31, 2000. The increase included $1,157,000 of unrealized gains attribuatable to the available for sale securities portfolio as a result of declines in market interest rates. At March 31, 2001, stockholders' equity represented 9.29% of total assets compared to 8.99% at December 31, 2000.

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

The Company's consolidated actual capital ratios at March 31, 2001 and December 31, 2000 are summarized below:

	March 31, 2001	December 31, 2000
Total Capital to risk-weighted assets	14.52%	14.62%

Tier I Capital to risk-weighted assets	13.60%	13.66%

Tier I Capital to average assets	8.93%	8.68%

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

FIRST NATIONAL BANCORP, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in foreign currency transactions, forward position or futures contracts, options, swaps or other types of complex financial instruments, nor does it engage in trading account activities. Thus, market risk is primarilly limited to the interest rate risks associated with the investing, lending, customer deposit taking and borrowing activities of its banking subsidiary. The Company's exposure to interest rate risk results primarily from changes in either the short-term U.S. prime interest rate and/or the rates offered for short and medium term notes of the U.S. Treasury. The following tables present the interest rate sensitivity and expected maturities of securities, fixed rate loans, time deposits and short-term borrowings as of March 31, 2001 and December 31, 2000.

	Analysis as of March 31, 2001 Expected Maturity Amounts for Years Ending March 31,
	2002	2003	2004 Through 2006	After 2006	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$28,164	$30,504	$68,596	$84,830	$212,094	$213,341
Average interest rate	5.14%	5.18%	5.86%	6.48%	5.89%

Held-to-maturity	24,324	35,205	50,270	41,727	151,526	154,472
Average interest rate	5.91%	5.84%	5.86%	5.05%	5.64%

Loans, fixed rate (1)	107,467	57,081	191,072	96,995	452,615	455,293
Average interest rate	8.70%	8.76%	8.48%	8.12%	8.49%

Liabilities
NOW, money market and savings deposits (2)	$336,022	$-	$-	$-	$336,022	$336,022
Average interest rate	2.68%	-	-	-	2.68%

Time deposits, fixed rate	278,876	36,068	22,664	-	337,608	340,665
Average interest rate	5.42%	5.83%	5.36%	-	5.46%

Short-term borrowings, fixed rate	123,752	-	-	-	123,752	123,752
Average interest rate	5.26%	-	-	-	5.26%

(1)         Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)         NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending March 31, 2002, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

	Analysis as of December 31, 2000 Expected Maturity Amounts for Years Ending December 31,
	2001	2002	2003 Through 2005	After 2005	Total	Fair Value Total
Assets
Securities, fixed rate
Available-for-sale	$16,998	$7,011	$67,028	$12,319	$103,356	$102,685
Average interest rate	5.43%	6.21%	6.04%	6.82%	5.98%

Held-to-maturity	40,215	57,447	107,043	34,368	239,073	239,637
Average interest rate	5.87%	5.83%	5.98%	5.17%	5.81%

Loans, fixed rate (1)	105,709	57,721	198,631	96,942	459,003	449,187
Average interest rate	8.78%	8.72%	8.48%	8.13%	8.51%

Liabilities
NOW, money market and savings deposits (2)	$334,130	$-	$-	$-	$334,130	$334,130
Average interest rate	2.92%	-	-	-	2.92%

Time deposits, fixed rate	285,558	36,630	22,740	-	344,928	343,749
Average interest rate	5.70%	5.90%	5.42%	-	5.70%

Short-term borrowings, fixed rate	121,272	-	-	-	121,272	121,272
Average interest rate	5.90%	-	-	-	5.90%

(1)         Information on variable rate loans by maturity period is not readily available. Interest rate risk on loan commitments, unused lines of credit and standby letters of credit is minimal since most are for terms of ninety days or less and include variable rate features.

(2)         NOW, money market, and savings accounts are variable rate deposits. These deposit accounts, while shown as maturing in the year ending December 31, 2001, are considered by management as core deposits for asset/liability management purposes with account lives extending beyond one year.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On March 1, 2001, the Company entered into a definitive agreement with Bank of Montreal, parent of Harris Bank, pursuant to which Bank of Montreal will acquire the Company. The acquisition is subject to approval by the Company's shareholders and regulatory approval, and is described more fully in the Company's Form 8-K/A filed with the Securities and Exchange Commission on March 15, 2001.

In light of this development and of the need to hold a shareholders' meeting later in 2001 to vote on the acquisition, the Company adjourned its annual meeting of shareholders which had originally been scheduled for March 8, 2001 without conducting any business at the meeting.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

10.1*	Employment Agreement, dated March 1, 2001, between Harris Bank Joliet and Kevin Reardon., subject to and effective only upon, the closing of Bank of Montreal's purchase of First National Bancorp, Inc.

10.2*	Form of Employment Agreement, dated March 1, 2001, between Harris Bank Joliet and certain executive and senior officers of of First National Bank of Joliet, subject to and effective only upon, the closing of Bank of Montreal's purchase of First National Bancorp, Inc.

10.3*	Director Agreement, dated March 1, 2001, between Harris Bank Joliet (Bankmont Financial Corp.) and the directors of First National Bank of Joliet.

10.4*	Director Emeritus Agreement, dated March 1, 2001, between Harris Bank Joliet (Bankmont Financial Corp.) and the director emeritus of First National Bank of Joliet.

(b)	Reports on Form 8-K

Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on March 6, 2001, relating to the execution of an Agreement and Plan of Merger among the Company, Bank of Montreal and a subsidiary of Bank of Montreal pursuant to which the Bank of Montreal will acquire the Company.

* Management contract or compensatory plan or arrangement of the Company

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL BANCORP, INC.

(REGISTRANT)

DATE: MAY 10, 2001

/s/ Kevin T. Reardon	/s/ Albert G. D'Ottavio
Kevin T. Reardon	Albert G. D'Ottavio
Chairman of the Board	President
Chief Executive Officer	Principal Accounting Officer
& Chief Financial Officer